Form 10-Q
period 2014-01-31
Spacepath, Inc.
filed 2014-03-04
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

Commission file number 333-191545

SPACEPATH, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

7 Mayakovskogo Street,
Birobidjan, Russia, 679016
 (Address of principal executive offices, including zip code.)

 (775)241-8308
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,000,000 shares as of March 3, 2014

ITEM 1.  FINANCIAL STATEMENTS

 SPACEPATH, INC.
Index to Financial Statements

Balance Sheet:
January 31, 2014	F-1

Statements of Operations:
For the period ended January 31, 2014	F-2

Statements of Cash Flows:
For the period ended January 31, 2014	F-3

Notes to Financial Statements:
January 31, 2014	F-4

SPACEPATH, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	January 31, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$308	$4,060

Total Current Assets	308	4,060

Other Assets
Assembly Plant	$12,000	-
Furniture and Equipment	5,650	$-

Total Other Assets	17,650	-

Total Assets	$17,958	$4,060

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable (Related Party)	$450	$100

Total Current Liabilities	450	100

Total Liabilities	450	100

Stockholders' Equity

Common stock, $.001 par value, 75,000,000 authorized
4,000,000 shares issued and outstanding as of January 31, 2014 and July 31, 2013	$4,000	$4,000
Income (deficit) accumulated during development stage	13,508	(40)

Total Stockholders' Equity (Deficit)	17,508	3,960

Total Liabilities & Stockholders' Equity	$17,958	$4,060

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
(A Development Stage Company)
Unaudited Statement of Operations

			December 28, 2012
	Three Months	Six Months	(inception)
	Ended	Ended	through
	31-Jan-14	31-Jan-14	31-Jan-14

Revenues

Revenues	$18,490	$47,715	$47,715

Cost of Sales	8,678	25,680	25,680

Gross Profit	9,812	22,035	22,035

General & Administrative Expenses
General and administrative	426	959	999
Professional Fees	1,065	7,527	7,527

Total Expenses	1,490	8,487	8,527

Net Income (Loss)	$8,322	$13,548	$13,508

Net Income (Loss) Per Basic and Dilited share	$0.002	$0.003

Weighted average number of Common Shares outstanding	$4,000,000	$4,000,000

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
(A Development Stage Company)
Statement of Cash Flows

		Unaudited
	Unaudited	December 28, 2012
	Six Months	(inception)
	Ended	through
	31-Jan-14	31-Jan-14

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$13,548	$13,508
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	-	-
Increase (decrease) in Inventory	-	-
Net cash provided by (used in) operating activities	13,548	13,508

CASH FLOWS FROM INVESTING ACTIVITIES

Assembly Plant	(12,000)	(12,000)
Furniture & Equipment	(5,650)	(5,650)
Net cash provided by (used in) investing activities	(17,650)	(17,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loan	350	450
Issuance of common stock	-	4,000
Net cash provided by (used in) financing activities	350	4,450

Net increase (decrease) in cash	(3,752)	308

Cash at beginning of period	4,060	-

Cash at end of period	$308	$308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 1.  OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Spacepath, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 28, 2012. The Company is in the development stage and is engaged in the distribution of Water Filtration Systems produced in China.

The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has generated $47,715 in revenue to date.  For the period from inception, December 28, 2012 through January 31, 2014 the Company had a net profit of $13,508.

Summary of significant accounting policies:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

SPACEPATH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 1.  OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.
Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SPACEPATH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 2.  CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

The Company has issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

At January 31, 2014, there were no outstanding stock options or warrants.

NOTE 3.  LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company made the initial deposits to the bank and loaned the company funds in the amount $450 which is being carried as a loan payable.  The loan is non-interest bearing, unsecured and due upon demand.

NOTE 4.  GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.  The Company has generated a minimal amount of revenue from operations, has a small net profit and there is no guarantee of future revenue.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

SPACEPATH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2014

NOTE 5.  FIXED ASSETS

In January 2014 for $12,000 we purchased a 1,400 square meter tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant.  We will utilize the space to do custom orders from ready components from our suppliers.

NOTE 6.  RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. The Company's sole officer and  director is involved in other  business  activities  and may in the future, become involved in other business opportunities as they become available.

As of January 31, 2014 there was $450 owed to Mr. Zasoryn. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 7.  SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $47,715 in revenues since our inception on December 28, 2012.  Our cost of goods sold was $25,680 resulting in a gross profit of $22,035.  During the period from inception to January 31, 2014, our operating expenses were comprised of general and administrative expenses of $999 and professional fees of $7,527.

Our total assets at January 31, 2014 were $17,958, which was $308 cash in the bank and $17,650 in assembly plant and office furniture assets.  We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $8,900 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.  The company plans to use these funds to pay for current operating costs not covered by the revenue generated or any unexpected overages in the estimated costs related to our current Offering.

We expect to complete our public offering within 180 days of our Registration Statement being declared effective by the Securities and Exchange Commission on February 21, 2014. We may extend the Offering for up to 90 days following the expiration of the 180-day Offering period.

Our net income for the three and six months ended January 31, 2014 was $8,322 and $13,548, respectively.  Our net gain from inception (December 28, 2012) through January 31, 2014 was $13,508.

As of January 31, 2014, there is a total of $450 in notes payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company.  The notes payable are interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2014.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2014
Cash	$308
Total assets	$17,958
Total liabilities	$450
Stockholder’s equity	$17,508

Plan of Operation for the next 12 months

We expect to incur the following expenses in the next 12 months in connection with our business operations:

Office set up:	$200-$5,000
Advertising/Marketing:	$0-32,000
Website development	$1,880-$5,000
General administrative costs:	$0-$8,080
Hire a salesperson:	$0-12,000
Maintaining reporting status	$8,900

Total:	$10,980-$70,980

Once we have completed the Offering, our specific business plan for the twelve months thereafter is as follows:

Office Set-up and Website Development.
Time Frame: Months 1-6.

Upon completion of our at least 50% of our offering we plan to continue to set up the office in the U.S. (Oceanside, CA) and acquire the necessary equipment (computers, office furnishings & equipment, etc) to begin operations at a business sustaining level. The more money we raise, the more money we can spend for office set up. If we do are not able to sell at least 50% of the offering the office arrangement we currently have will have to remain in place until we generate sufficient revenue to expand the U.S. office.  We plan to spend $2,000 (if 50% or 75% of shares sold) and $5,000 (if 100% of shares sold), to set up office and obtain the necessary equipment (computers and office furnishings) to begin operations.  Andrey Zasoryn, our sole officer and director will handle our administrative duties and will run the office initially until a salesperson/office manager can be put in place.

When our office is completely set up, we intend to continue the development of our website.  We have already registered our web domain www.spacepathinc.com.  We are currently using an independent web design company to help us design and develop our website utilizing the funds from the sale of shares to our officer and director.  The more money we raise in the Offering, the more money we can spend for further website development. We plan to spend $1,880 (if 25% of shares sold), $3,500 (if 50% of shares sold), $4,000 (if 75% of shares sold) and $5,000 (if 100% of shares sold) for our website to be fully operational.  It will take up to 90 days to develop our website.  There will be information about us, the variety of Water Filtration Systems and products we will offer, information on how to order products and other information.  Updating and improving our website, www.spacepathinc.com, will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.
Time Frame: Months 6-12.

Once our website is fully operational, we will begin a marketing campaign for our products.  We intend to use marketing strategies, such as web advertisements and direct mailing to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friends and colleagues to us.  We plan to attend trade shows in our industry to showcase our products with a view to find new customers.  We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $15,000 (if 50% of shares sold), $30,000 (if 75% of shares sold) and $32,000 (if 100% of shares sold) on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.
Time Frame: Months 6-12.

In the same time we start our marketing campaign, we plan to contact and start negotiation with potential wholesale customers. Initially, our sole officer and director, Mr. Zasoryn, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration.

Hire a Salesperson.
Time Frame: Months 8-12.

If we sell 100% shares in this offering, we intend to spend $12,000 to hire one salesperson to introduce our products.  The salesperson’s job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our Water Filtration Systems products.

Based on our current operating plan, we believe that we will start to generate enough revenue from selling our Water Filtration Systems products to sustain operations by mid-2014.  We do not have sufficient cash and cash equivalents to execute our operations, and we will need the funds from the current Offering to continue our planned business activities.  We may also need to obtain additional financing to operate our business for the twelve months following completion of our public offering. Additional financing, whether through public or private equity or debt financing,  arrangements  with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

General administrative costs

We plan to spend $200 (if 25% of shares sold), $1,580 (if 50% of shares sold), $6,080 (if 75% of shares sold) and $8,080 (if 100% of shares sold) on general administrative costs during the first year following the completion of the current Offering.

Andrey Zasoryn, our president will be devoting 20 hours per week to our operations.

In summary, we expect to be in full operation and selling our product within 12 months of completing the current Offering if we are able to sell 100% of shares offered. If we are unable to attract customers we may have to suspend or cease operations.  If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Liquidity and Capital Resources

At January 31, 2014 we had $308 in cash and there were outstanding liabilities of $450.  Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-191545, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spacepath, Inc.
Registrant

Date: March 3, 2014	By:	/s/ Andrey Zasoryn
	Name:	Andrey Zaroryn
	Title:	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)