Form 10-Q
period 2014-04-30
Spacepath, Inc.
filed 2014-05-20
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

Commission file number 333-191545

SPACEPATH, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

7 Mayakovskogo Street,
Birobidjan, Russia, 679016
(Address of principal executive offices, including zip code.)

 (775) 241-8308
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,390,000 shares as of May 19, 2014

SPACEPATH, INC.
Index to Financial Statements

Balance Sheet:
April 30, 2014	F-2

Statements of Operations:
For the period ended April 30, 2014	F-3

Statements of Cash Flows:
For the period ended April 30, 2014	F-4

Notes to Financial Statements:
April 30, 2014	F-5

ITEM 1. FINANCIAL STATEMENTS

SPACEPATH, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	April 30, 2014	July 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$196	$4,060
Total Current Assets	196	4,060

Other Assets
Assembly Plant	$32,580	-
Furniture and Equipment	5,650	$-
Total Other Assets	38,230	-

Total Assets	$38,426	$4,060

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable (Related Party)	$450	$100
Total Current Liabilities	450	100

Total Liabilities	450	100

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 authorized - 4,390,000 and 4,000,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013	$4,390	$4,000
Additional Paid In Capital	15,210	-
Income (deficit) accumulated during development stage	18,376	(40)

Total Stockholders' Equity (Deficit)	37,976	3,960

Total Liabilities & Stockholders' Equity	$38,426	$4,060

SPACEPATH, INC.
(A Development Stage Company)
Unaudited Statement of Operations

			December 28, 2012
	Three Months	Nine Months	(inception)
	Ended	Ended	through
	30-Apr-14	30-Apr-14	30-Apr-14

Revenues
Revenues	$22,885	$70,600	$70,600
Cost of Sales	15,565	41,245	41,245

Gross Profit	7,320	29,355	29,355

General & Administrative Expenses

General and administrative	159	1,106	1,158
Professional Fees	2,294	6,761	9,821
Total Expenses	2,453	7,867	10,979

Net Income (Loss)	$4,868	$21,488	$18,376

Net Income (Loss) Per Basic and Diluted share	$0.001	$0.005	0.004

Weighted average number of Common Shares outstanding	4,390,000	4,390,000

SPACEPATH, INC.
(A Development Stage Company)
Statement of Cash Flows

	Unaudited	Unaudited December 28, 2012
	Nine Months	(inception)
	Ended	through
	30-Apr-14	30-Apr-14

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,416	$18,376
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	-	-
Increase (decrease) in Inventory	-	-
Net cash provided by (used in) operating activities	18,416	18,376

CASH FLOWS FROM INVESTING ACTIVITIES
Assembly Plant	(32,580)	(32,580)
Furniture & Equipment	(5,650)	(5,650)
Net cash provided by (used in) investing activities	(38,230)	(38,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	350	450
Issuance of common stock	15,600	19,600
Net cash provided by (used in) financing activities	15,950	20,050

Net increase (decrease) in cash	(3,864)	196

Cash at beginning of period	4,060	-

Cash at end of period	$196	$196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

SPACEPATH,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Spacepath, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 28, 2012. The Company is in the development stage and is engaged in the distribution of Water Filtration Systems produced in China.

The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has generated $70,600 in revenue to date. For the period from inception, December 28, 2012 through April 30, 2014 the Company had a net profit of $21,488.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

SPACEPATH,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

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

The Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

During the quarter ended April 30, 2014 and pursuant to the Company’s Registration Statement on Form S-1 the Company sold 390,000 shares of common stock to 13 independent persons for $0.04 per share for total cash proceeds of $15,600. The Company’s Offering is still open and we expect more sales of common stock.

At April 30, 2014, there were no outstanding stock options or warrants.

SPACEPATH,INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2014

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

NOTE 5. FIXED ASSETS

In January 2014 for $12,000 we purchased a 1,400 square meter tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant. During the quarter ended April 30, 2014 we paid $20,580 for upgrades to the assembly plant. We will utilize the space to do custom orders from ready components from our suppliers.

NOTE 6. RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of April 30, 2014 there was $450 owed to Mr. Zasoryn. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

We have generated $70,600 in revenues since our inception on December 28, 2012. Our cost of goods sold was $41,245 resulting in a gross profit of $29,355. During the period from inception to April 30, 2014, our operating expenses were comprised of general and administrative expenses of $1,158 and professional fees of $9,821.

Our total assets at April 30, 2014 were $38,426, which was $196 cash in the bank and $38,230 in assembly plant and office furniture assets. We currently anticipate that our legal and accounting fees will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $8,900 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share. The company plans to use these funds to pay for current operating costs not covered by the revenue generated or any unexpected overages in the estimated costs related to our current Offering.

During the quarter ended April 30, 2014 and pursuant to the Company’s Registration Statement on Form S-1 the Company sold 390,000 shares of common stock to 13 independent persons for $0.04 per share for total cash proceeds of $15,600. The Company’s Offering is still open and we expect more sales of common stock.

We expect to complete our public offering within 180 days of our Registration Statement being declared effective by the Securities and Exchange Commission on February 21, 2014. We may extend the Offering for up to 90 days following the expiration of the 180-day Offering period.

Our net income for the three and nine months ended April 30, 2014 was $7,320 and $29,355, respectively. Our net gain from inception (December 28, 2012) through April 30, 2014 was $29,355.

As of April 30, 2014, there is a total of $450 in notes payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The notes payable are interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2014. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2014
Cash	$196
Total assets	$38,426
Total liabilities	$450
Stockholder’s equity	$37,976

Plan of Operation for the next 12 months

We expect to incur the following expenses in the next 12 months in connection with our business operations:

Office set up:	$200-$5,000
Advertising/Marketing:	$0-32,000
Website development	$1,880-$5,000
General administrative costs:	$0-$8,080
Hire a salesperson:	$0 - 12,000
Maintaining reporting status	$8,900
Total:	$10,980-$70,980

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

Liquidity and Capital Resources

At April 30, 2014 we had $196 in cash and there were outstanding liabilities of $450. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-191545, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spacepath, Inc.
Registrant

Date May 19, 2014	By:	/s/ Andrey Zasoryn
Andrey Zaroryn
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)