Form 10-K
period 2014-07-31
Spacepath, Inc.
filed 2014-10-08
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-191454

SPACEPATH, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0884221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Mayakovskogo Street
Birobidjan, Russia	679016
(Address of principal executive offices )	(Zip Code)

Registrant’s telephone number, including area code: (775) 241-8308

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 6, 2014, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) anyproxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and “Spacepath" mean Spacepath, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

Our Company was incorporated in the State of Nevada on December 28, 2012 to engage in the development and operation of a business engaged in the distribution of water filtration systems. Our principal executive offices are located at 7 Mayakovskogo Street, Birobidjan, Russia, 679016. Our phone number is (775)241-8308. We are a development stage company.

We are in the early stages of developing our plan to distribute water filtration products of different types: Water Filtration Systems (Under-sink, Reverse Osmosis and Countertop systems) and Filters (Faucet, Pitcher, Shower, Refrigerator and Ice Maker). We recently entered into purchasing agreements with six manufacturers who will supply the water filtration products to our company. As of July 31, 2014 we had revenues of $89,200.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, entering into supply agreements with manufacturers, procuring product samples, finding a website developer who is currently in the process of developing our website and sales of a minimal number of units to test our procurement and distribution channels.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

During the year ended July 31, 2014, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000. Because the Company was not able to raise sufficient capital to execute our original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of these financial statements we do not have any definitive agreements and the Company has not entered into any definitive agreement to change Spacepath’s business plan. We are currently moving forward with our business plan as outlined in the Plan of Operations section of this report, but in a limited scenario due to lack of funds.

Our financial statements from inception (December 28, 2012) through the period ended July 31, 2014 report $89,200 in revenue and a net loss of $6,147. Our independent registered public accountant has issued an audit opinion for Spacepath which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Current Business

Principal products or services and their markets

Spacepath, Inc. is in its development stage. The following discussion should be read with the knowledge that our services are anticipatory and there is no guarantee that our plans will ever come to fruition.

Our business is the distribution if Water Filtration Systems. We have generated $89,200 in revenues and our principal business activities to date consist of creating a business plan and entering into seven supply agreements with established distributors of Water Filtration Systems products in Hong Kong and China. The details of the agreements are outlined below:

Signed July 30, 2013 with Shandong Gretech Water Treatment Co., Ltd., primarily for 13 types of single reverse osmosis systems, ranging in cost from US$4,470 to US$47,384, depending upon specifications. The terms of the agreement are 50% deposit, 40% prior to shipment and 10% at production of the bill of lading. Shipment will be within 30 days of the deposit as long as the other payments are received by the seller.

Signed July 31, 2013 with Guangzhou Kai Yuan Water Treatment Equipment Co., Ltd., primarily for 4 types of large water filtration systems (250 liters – 2000 liters per hour), costs negotiated at time of order, depending upon specifications. The terms of the agreement are 30% deposit and 70% prior to shipment. Shipment will be within 15 days of the deposit as long as the other payment is received by the seller.

Signed August 1, 2013 with Shandong Chuanyi Water Treatment Equipment Co., Ltd., primarily for 16 types of water single and double stage filtration systems (under sink and table top), cost to be negotiated at time of order depending upon specifications. The terms of the agreement are 100% prior to shipment. Shipment will be within 30 days of the pro-forma invoice produced at time of order.

Signed August 1, 2013 with Hong Kong Jiu Zhou International Group Ltd., primarily for 31 types of water filtration systems (under sink and table top), ranging in cost from US$128 to US$233, depending upon specifications. The terms of the agreement are 50% deposit and 50% prior to shipment, delivery date to be agreed upon at time of order.

Signed August 1, 2013 with Ningbo Yinyue Electric Appliance Co., Ltd., primarily for a three stage under counter water filter, cost to be negotiated at time of order, depending upon specifications. The terms of the agreement are 30% deposit and 70% prior to shipment, delivery date to be agreed upon at time of order.

Signed August 2, 2013 with Suzhou Qianjinyong Environmental Protection Technology Co., Ltd., primarily for a five stage filtration systems (under sink), at a cost of US$112. The terms of the agreement are 50% deposit before production and 50% prior to shipment, delivery date to be determined at the time of order.

Signed January 16, 2014 with Ningbo Donewa Industry Co., Ltd., primarily for six types of water filters for home use, at a cost of $48.50 to $85.00. The terms of the agreement are 100% payment prior to shipment, delivery date to be determined at the time of order.

Our customers are asked to prepay in full for the products and shipping costs. Customers have three options to pay for their orders: by credit card, wire transfer or by mailing a check/money order to us. If customer decides to pay by check/money order, then we require the check/money order to clear prior to the items being shipped. Shipping costs are added automatically to a customer’s final bill based on current shipping charges to their location. As soon as we receive prepayment for the products from our customers we purchase the products from our supplier by wire transfer or credit card payment including shipping costs. The purchased products are shipped directly to the customers.

We distribute our Water Filtration Systems in the North American markets to both retail and wholesale customers, initially focusing on the wholesale customer. We do not intend to store inventory for any period of time. The orders are shipped to the customers depending on customers’ requests. Customers are responsible for the custom duties, taxes or any other additional charges their purchases might incur. All shipments are 100% insured for the value of the shipping, and the insurance cost for risk of damage or loss are the customers’ responsibility.

Our products are offered at prices marked-up from 55% to 60% of our purchase price to retail customers and 40% to50% of our purchased price to wholesale customers. Based upon Management’s research the percentages are industry wide competitive, some companies mark up more than we do, some companies mark up less than we do (mostly from China). Our mark up is in the middle of the mark up range. We accept retail orders on-line only. We do not intend to offer any credit terms relating to order payments. Our customers are asked to prepay for the products including the shipping costs. Shipping costs are added automatically to a customer’s final bill. This applies to both retail and wholesale customers.

In order to accommodate customers who have special order requests, in January 2014, we purchased a 4,900 square foot tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant. We plan to fulfill custom orders from ready components from our suppliers. Once the plant is set up we will begin to look for 3-5 contract assembly workers who will be paid on a piece-work basis when we receive orders. We do not plan to keep a large inventory on hand at the warehouse, once we receive a custom order we will order the components from our supplier, assemble them and then deliver to the customer.

Product Overview or History of Water Filtration Systems

History

From ancient times to the present, water filters have evolved out of necessity, first to remove materials that affect appearance, then to improve bad tastes and finally to remove contaminants that can cause disease and illness. Water filtration systems are used in manufacturing and for home water treatment to remove chlorine from drinking water and other impurities that we may not want like bacteria, fluoride, excess sediment, sodium, nitrate and by-products of chlorine.

During the 19th and 20th centuries, water filters for domestic water production were generally divided into slow sand filters and rapid sand filters (also called mechanical filters and American filters). While there were many small-scale water filtration systems prior to 1800, Paisley, Scotland is generally acknowledged as the first city to receive filtered water for an entire town. The Paisley filter began operation in 1804 and was an early type of slow sand filter. Throughout the 1800s, hundreds of slow sand filters were constructed in the UK and on the European continent. An intermittent slow sand filter was constructed and operated at Lawrence, Massachusetts in 1893 due to continuing typhoid fever epidemics caused by sewage contamination of the water supply. The first continuously operating slow sand filter was designed by Allen Hazen for the city of Albany, New York in 1897.

In the 1800s, mechanical filtration was an industrial process that depended on the addition of aluminum sulfate prior to the filtration process. The filtration rate for mechanical filtration was typically more than 60 times faster than slow sand filters, thus requiring significantly less land area. The first modern mechanical filtration plant in the U.S. was built at Little Falls, New Jersey for the East Jersey Water Company and went into operation in 1902. In 1924, John R. Baylis developed a fixed grid backwash assist system which consisted of pipes with nozzles that injected jets of water into the filter material during expansion. By 1935, Sir Henry Doulton, of the Royal Doulton® china company of London in the UK, invented the ceramic cartridge for removing bacteria from water.

Types of filters we offer

1. Water treatment filters

Types of water filters include media filters, screen filters, disk filters, slow sand filter beds, rapid sand filters and cloth filters. The filtration process involves some type of filter media, over which water flows. This filter media blocks passage of contaminants through physical obstruction, chemical adsorption, or a combination of both processes. Material construction of the filter media varies widely, but the most effective medias are made from carbon or a combination of carbon with other elements. Modern filtration technology allows water filters to remove more and more contaminants through the chemical process of adsorption. Generally, water goes through several stages of filtration to ensure that each filter media will remove the ultimate number of contaminants. Water normally passes through a water filter at a relatively low speed, in order to ensure adequate contact time with the filter media. Once the water has passed through the required stages of filtration, it emerges as pure drinking water, free from contamination.

2. Point-of-use filters

Point-of-use filters for home use include granular-activated carbon filters (GAC) used for carbon filtering, metallic alloy filters, micro-porous ceramic filters, carbon block resin (CBR), microfiltration and ultrafiltration membranes. Some filters use more than one filtration method. An example of this is a multi-barrier system. Jug filters can be used for small quantities of drinking water. Some kettles have built-in filters, primarily to reduce lime-scale buildup.

Point-of-use microfiltration devices can be directly installed at water outlets (faucets, showers) in order to protect users against potentially harmful water pathogens by providing a barrier to them and/or minimizing patient exposure.

3. Portable water filters Water filters are used by hikers, aid organizations during humanitarian emergencies, and the military. These filters are usually small, portable and lightweight (1-2 pounds/0.5-1.0 kg or less), and usually filter water by working a mechanical hand pump, although some use a siphon drip system to force water through while others are built into water bottles. Dirty water is pumped via a screen-filtered flexible silicon tube through a specialized filter, ending up in a container. These filters work to remove bacteria, protozoa and microbial cysts that can cause disease. Filters may have fine meshes that must be replaced or cleaned, and ceramic water filters must have their outside abraded when they have become clogged with impurities.

Certification of Water Filters

Three organizations are accredited by the American National Standards Institute, and each one of them certify products using ANSI/NSF standards. Each ANSI/NSF standard requires verification of contaminant reduction performance claims, an evaluation of the unit, including its materials and structural integrity, and a review of the product labels and sales literature. Each certifies that home water treatment units meet or exceed ANSI/NSF and Environmental Protection Agency drinking water standards. ANSI/NSF standards are issued in two different sets, one for health concerns (such as removal of specific contaminants (Standard 53, Health Effects) and one for aesthetic concerns (Aesthetic Effects, such as improving taste or appearance of water). Certification from these organizations will specify one or both of these specific standards.

NSF International: The NSF Water treatment Device Certification Program requires extensive product testing and unannounced audits of production facilities. The goal of this program is to provide assurance to consumers that the water treatment devices they are purchasing meet the design, material, and performance requirements of national standards.

Underwriters Laboratories: Underwriters Laboratories, Inc., is an independent, accredited testing and certification organization that certifies home water treatment units which meet or exceed EPA and ANSI/NSF drinking water standards of contaminant reduction, aesthetic concerns, structural integrity, and materials safety.

Water Quality Association: The Water Quality Association is a trade organization that tests water treatment equipment, and awards its Gold Seal to systems that meet or exceed ANSI/NSF standards for contaminant reduction performance, structural integrity, and materials safety.

Potential customers

We sell our products to both, retail and wholesale customers, however initially we will focus on the wholesale customer. To date we have one wholesale customer, Western Filtration, a distributor of water filtration systems. Our retail customers can purchase our products from placing their orders on our website and paying by credit card. Our President and sole director, Mr. Andrey Zasoryn markets our products and negotiates agreements with potential wholesale customers in the United States. We intend to use marketing strategies, such as web advertisements and direct mailing, to market our products and acquire potential customers.

Competition

There are many well-established manufacturing, distribution and retail sales companies selling Water Filtration Systems products. Substantially all of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Water Filtration Systems are distributed by many companies as well as numerous stores and websites in Europe and North America. We will make significant effort to promote our product using marketing and internet tools.

Website Marketing Strategy

We continue to develop our website, www.spacepathinc.com, to market and sell our products. We currently are working with an independent web designing company. Once it is fully operational our website will describe our products in detail, show our contact information, and include some general information and pictures of Water Filtration Systems and products. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

To enhance our sales and to advertise our product we plan to keep improving and developing our website to make it as “user friendly” as possible. Our website will offer a large array of Water Filtration Systems and products. The website will be available 24 hours a day, seven days a week allowing customers to shop for our products directly from their homes or offices. We will attempt to provide a customer service department via email where consumers can resolve order and product questions.

Agreements with our suppliers

We have entered into seven supply agreements with established distributors of Water Filtration Systems products in Hong Kong and China. The details of the agreements are outlined below:

Signed July 30, 2013 with Shandong Gretech Water Treatment Co., Ltd., primarily for 13 types of single reverse osmosis systems, ranging in cost from US$4,470 to US$47,384, depending upon specifications. The terms of the agreement are 50% deposit, 40% prior to shipment and 10% at production of the bill of lading. Shipment will be within 30 days of the deposit as long as the other payments are received by the seller.

Signed July 31, 2013 with Guangzhou Kai Yuan Water Treatment Equipment Co., Ltd., primarily for 4 types of large water filtration systems (250 liters – 2000 liters per hour), costs negotiated at time of order, depending upon specifications. The terms of the agreement are 30% deposit and 70% prior to shipment. Shipment will be within 15 days of the deposit as long as the other payment is received by the seller.

Signed August 1, 2013 with Shandong Chuanyi Water Treatment Equipment Co., Ltd., primarily for 16 types of water single and double stage filtration systems (under sink and table top), cost to be negotiated at time of order depending upon specifications. The terms of the agreement are 100% prior to shipment. Shipment will be within 30 days of the pro-forma invoice produced at time of order.

Signed August 1, 2013 with Hong Kong Jiu Zhou International Group Ltd., primarily for 31 types of water filtration systems (under sink and table top), ranging in cost from US$128 to US$233, depending upon specifications. The terms of the agreement are 50% deposit and 50% prior to shipment, delivery date to be agreed upon at time of order.

Signed August 1, 2013 with Ningbo Yinyue Electric Appliance Co., Ltd., primarily for a three stage under counter water filter, cost to be negotiated at time of order, depending upon specifications. The terms of the agreement are 30% deposit and 70% prior to shipment, delivery date to be agreed upon at time of order.

Signed August 2, 2013 with Suzhou Qianjinyong Environmental Protection Technology Co., Ltd., primarily for a five stage filtration systems (under sink), at a cost of US$112. The terms of the agreement are 50% deposit before production and 50% prior to shipment, delivery date to be determined at the time of order.

Signed January 16, 2014 with Ningbo Donewa Industry Co., Ltd., primarily for six types of water filters for home use, at a cost of $48.50 to $85.00. The terms of the agreement are 100% payment prior to shipment, delivery date to be determined at the time of order.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to any jurisdiction in which we conduct activities. We only purchase products than meet U.S. government specifications. We do not believe that government regulation will have a material impact on the way we conduct our business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any research and development costs to date.

Employees and Employment Agreements

We have only one employee. Mr. Zasoryn is our sole employee who currently provides his services on a consultant basis without compensation. Mr. Zasoryn will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. As our business, revenues and operations increase, we will hire full time management and administrative support personnel as required.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website, www.spacepathinc.com, once our website is operational.

Emerging Growth Company Status under the JOBS Act

Spacepath, Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

●	The first fiscal year after its annual revenues exceed $1 billion;

●	The first fiscal year after the fifth anniversary of its IPO;

●	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

●	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

●	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

●

Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

●	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

●	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

●	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

●	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

●

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

●

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

●	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

●	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to our Business

Because our independent registered public accountants have issued a going concern opinion, there is substantial uncertainty that we will continue operations, in which case you could lose your investment.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We have a limited operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on December 28, 2012 and have very limited operations. We have only realized $89,200 in revenues to date. Our Water Filtration Systems distribution business is still under development. We have a limited operating history at all upon which an evaluation of our future success or failure can be made. Our net losses from inception to July 31, 2014 is $6,147. Based upon our proposed plans, we may incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our product. We may fail to generate additional revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate additional revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

●	the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

●	we incur unexpected costs in completing the development of our business or encounter any unexpected difficulties;

●	we incur delays and additional expenses related to the purchase of our product or a commercial market for our product; or

●	we are unable to create a substantial market for our products; or we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

If we are unable to obtain the necessary financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Because we have generated limited revenue from our business, and we are unsure when we will be in a position to generate revenues sufficient to pay for operating costs, we will need to raise significant, additional funds for the further development of our business and to respond to unanticipated requirements or expenses.

Our ability to successfully market our products and to eventually distribute and use them to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have a limited operating history and minimal revenues, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our Water Filtration Systems products and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

The Water Filtration Systems distribution market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The Water Filtration Systems distribution market is fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are quality of product, pricing, service and delivery capabilities and availability of products. We will compete with many local, regional and national Water Filtration Systems distributors and dealers. In addition, some Water Filtration Systems suppliers might sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, distributors of products similar to those we propose to distribute may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors. Substantially all of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can. We also expect to continue to face competition from new market entrants. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We depend on independent Water Filtration Systems suppliers for our business to operate.

We are and will continue to be for the foreseeable future, substantially dependent on independent Water Filtration Systems suppliers to deliver our Water Filtration Systems products. We do not have our own manufacturing facilities. We are entirely dependent on third parties to supply Water Filtration Systems to operate our distribution business. We rely on third-party supply companies to supply Water Filtration Systems and deliver it to us for resale. We can make no assurance that we will be able to establish and maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, the suppliers make their own business decisions. They may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they produce and distribute our products, likely some of our competitors’ products and their own products. Some of the business for the suppliers will likely come from producing or selling our competitors’ products. They may devote more resources to other products or take other actions detrimental to our brands. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. In addition, we will face risks associated with any supplier’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for Water Filtration Systems, our business will be materially and adversely affected.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in December 2012. Our success depends on our ability to build and maintain a brand image for our Water Filtration Systems products and effectively build the brand image for any new products. We cannot assure you, however, that any additional expenditure on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products. Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image.

If we are unable to complete our plan to distribute our Water Filtration Systems, we will not be able to generate enough revenue to sustain operations and you will lose your investment

Though we have generated $89,200 in revenue from sales of our Filtration Systems we have not completed our full business plan to distribute Water Filtration Systems. The success of our proposed business will depend on the completion of our plan and the acceptance of our Water Filtration Systems products by the general public. Achieving such acceptance will require significant marketing investment. Once we are capable of distributing our products on a larger scale, it may not be accepted by consumers at sufficient levels to support our operations and build our business. If our Water Filtration Systems products are not accepted at sufficient levels, our business will fail, resulting in a loss of your investment.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly spending associated with non-survival products, such as Water Filtration Systems , which is not indispensable to maintaining a basic lifestyle. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales and profitability.

Because we import our products from China and Hong Kong and distribute them in the US, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

We import all of our products from China and Hong Kong. Because the products we sell may be delivered directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Europe and North America. Deliveries of our products may be disrupted through factors such as:

●	raw material shortages, work stoppages, strikes and political unrest;

●	fuel price increases;

●	problems with ocean shipping, including work stoppages and shipping;

●	container shortages;

●	increased inspections of import shipments or other factors causing delays in shipments; and

●	economic crises, international disputes and wars.

Some of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

Because we import our products from China and Hong Kong and distribute them in the US, our business may be subject to foreign currency fluctuations and risks which could severely impact our revenues and results of operations.

Currently our orders for product are fulfilled in U.S. Dollars; however, at some point in the future, our suppliers may request that another currency be used. In that event the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis - possibly caused by a revaluation of the Chinese Yuan - could cause a major shift in the exchange rate, as could a dramatic collapse of the U.S. Dollar. If, in the future, there are wide fluctuations in the exchange rate, this could adversely impact our revenues and operating results.

Price competition could negatively affect our gross margins.

Price competition could negatively affect our operating results. Our products are offered at prices marked-up from 55% to 60% of our purchase price to retail customers and 40% to50% of our purchased price to wholesale customers. Based upon Management’s research the percentages are industry wide competitive, some companies mark up more than we do, some companies mark up less than we do (mostly from China). Management believes our mark up is in the middle of the mark up range. To respond to competitive pricing pressures, we may have to offer our products at lower prices in order to retain or gain market share and customers. If our competitors offer discounts on products in the future, we may need to lower prices to match the competition, which could adversely affect our gross margins and operating results.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee, Andrey Zasoryn, who is also our sole officer and director. We depend entirely on Mr. Zasoryn for all of our operations. The loss of Mr. Zasoryn will have a substantial negative effect on our company and may cause our business to fail. Mr. Zasoryn has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Zasoryn`s services could prevent us from completing the development of our business distributing Water Filtration Systems and having revenues. In the event of the loss of services of Mr. Zasoryn, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in certain aspects of our industry.

We have not completed the development of our business distributing Water Filtration Systems products and have only recently generated revenues. Mr. Zasoryn has experience in distribution and general consumer goods companies in Russia, including sales of water filters in a retail environment however he has no prior experience in distributing or selling Water Filtration Systems in a wholesale environment. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed Water Filtration Systems will gain wide acceptance in its target market or that we will be able to effectively market our product.

Our officer and director is engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

Our sole officer and director has existing responsibilities and has additional responsibilities to provide management and services to other entities. We initially expect Mr. Zasoryn to spend approximately 20 hours a week on the business of our company. As a result, demands for the time and attention from Mr. Zasoryn from our company and other entities may conflict from time to time. Because we rely solely on Mr. Zasoryn to maintain our business contacts and to promote our product, his limited devotion of time and attention to our business may hurt the operation of our business.

Our officer and director lives outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may be difficult for an investor to:

1.	Effect service of process within the United States against Mr. Zasoryn;

2.	Enforce United States court judgments based upon the civil liability provisions of the United States federal securities laws against Mr. Zasoryn in the United States;

3.	Enforce in a Russian court United States court judgments based on the civil liability provisions of the United States federal securities laws against the above foreign persons; and

4.	Bring an original action in a Russian court to enforce liabilities based upon the United States federal securities laws against the above foreign person.

Mr. Zasoryn beneficially owns a significant portion of our stock, and accordingly, will have control over stockholder matters, our business and management.

As of the date of this annual report, our sole officer and director, Mr. Zasoryn, beneficially owns 4,000,000 shares of our common stock in the aggregate, or 80% of our issued and outstanding shares of common stock. As a result, our sole officer and director will have control over the:

●	Election or defeat the election of our directors;

●	amending or prevent amendment of our articles of incorporation or bylaws;

●	effecting or preventing a merger, sale of assets or other corporate transaction; and

●	outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Zasoryn, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by Mr. Zasoryn, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder. In order to comply with such requirements, our independent registered public accountants will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. We have budgeted $8,900 for the next twelve month to cover the audit and legal fees incurred by these requirements. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our independent registered public accountants and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Zasoryn lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly-traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If he were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS)Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Risks Associated with our Common Stock

Due to the lack of an active trading market for our securities, you may have difficulty selling any shares you purchase.

The Company’s shares are quoted on the Over-the-Counter Bulletin Board (“OTCBB”), symbol STXY.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,000,000 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.

Consequently, stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

ITEM 2. PROPERTIES.

Facilities

Our current business address is 7 Mayakovskogo Street, Birobidjan, Russia, 679016. Our telephone number is (775)241-8308. Andrey Zasoryn, our sole officer and director, works on Company business from a home office. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its current needs.

In October 2013 we signed a 2-year lease for a small office located at 3403 Tonopah Street, Oceanside, CA 92054. We pay $450 a month for the office space.

In January 2014 for $12,000 we purchased a 4,900 square foot tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant. The warehouse has 1 bathroom and 10 parking spots. We will utilize the space to do custom orders from ready components from our suppliers. This will allow us to offer our customers systems which will better fit their needs rather than just the catalog systems from our suppliers.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “STXY.OB”. There has been no active trading of our shares of common stock.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders of our Common Stock

As of July 31, 2014, there were 31 registered stockholders holding 5,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended July 31, 2013, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

During the year ended July 31, 2014, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

At July 31, 2014, there were 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have generated $89,200 in revenue since inception (December 28, 2012) and have incurred $49,845 in cost of goods sold and $45,502 in general and administrative expenses through July 31, 2014. The following table provides selected financial data about our company for the years ended July 31, 2014 and 2013. For detailed financial information, see the financial statements included in this annual report.

Balance Sheet Data:	7/31/2014	7/31/2013

Cash	$133	$4,060
Total assets	$38,363	$4,060
Total liabilities	$510	$100
Shareholders' equity	$37,853	$3,960

The following summary of our results of operations should be read in conjunction with our financial statements included herein. Our operating results for the years ended July 31, 2014 and 2013 are summarized as follows:

	Years Ended July 31
	2014	2013

Revenue	$89,200	$0
Cost of Goods Sold	$49,845	$0
Operating Expenses	$45,462	$40
Net Loss	$(6,107)	$(40)

Revenues

We have not earned $89,200 in revenues to date. We are presently in the development stage of our business and we can provide no assurance that we will continue earning revenues. Our cost of goods sold were $49,845 resulting in a gross profit of $39,355.

Expenses

Our expenses for the years ended July 31, 2014 and 2013 are outlined in the table below:

	Years Ended July 31
	2014	2013

Professional Fees	$25,822	$0
General & Administrative	1,735	40
Research & Development	17,905	0
Total Expenses	$45,462	$40

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with our developmental business activity.

We incurred operating losses in the amount of $6,147 from inception through the year ended July 31, 2014. These operating expenses were composed of professional fees, general and administrative expenses and research and development costs.

Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has generated revenue to date; we have incurred losses and an accumulated deficit and anticipate we will continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Plan of Operation

Because the Company was not able to raise sufficient capital to execute our original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of this annual repost we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan. We were only able to raise 50% of our offering, or $40,000. Our specific business plan, based upon raising that amount of funding, for the twelve months is as follows:

Office Set-up and Website Development.

Time Frame: Months 1-6.

We plan to continue to set up the office in the U.S. (Oceanside, CA) and acquire the necessary equipment (computers, office furnishings & equipment, etc) to begin operations at a business sustaining level. The more money we raise, the more money we can spend for office set up. We plan to spend $2,000 to set up office and obtain the necessary equipment (computers and office furnishings) to begin operations. Andrey Zasoryn, our sole officer and director will handle our administrative duties and will run the office initially until a salesperson/office manager can be put in place.

When our office is completely set up, we intend to continue the development of our website. We have already registered our web domain www.spacepathinc.com. We are currently using an independent web design company to help us design and develop our website utilizing the funds from the sale of shares to our officer and director. We plan to spend $3,500 for our website to be fully operational. It will take up to 90 days to develop our website. There will be information about us, the variety of Water Filtration Systems and products we will offer, information on how to order products and other information. Updating and improving our website, www.spacepathinc.com, will continue throughout the lifetime of our operations.

Commence Advertising/ Marketing Campaign.

Time Frame: Months 6-12.

Once our website is fully operational, we will begin a marketing campaign for our products. We intend to use marketing strategies, such as web advertisements and direct mailing to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friends and colleagues to us. We plan to attend trade shows in our industry to showcase our products with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. The more money we raise, the more money we can spend for the marketing campaign. We plan to spend $15,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.

Time Frame: Months 6-12.

In the same time we start our marketing campaign, we plan to contact and start negotiation with potential wholesale customers. Initially, our sole officer and director, Mr. Zasoryn, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration.

Hire a Salesperson.

Time Frame: Months 8-12.

Based on our current operating plan, we believe that we will start to generate enough revenue from selling our Water Filtration Systems products to hire one salesperson and sustain operations by mid-2015. We may also need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

General administrative costs

We plan to spend $1,580 on general administrative costs in the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SPACEPATH, INC.

Index to Financial Statements

Balance Sheet:
For the years ended July 31, 2014 and 2013	F-3
Statements of Operations:
For the years ended July 31, 2014 and 2014 and inception (December 28, 2012) through July 31, 2014	F-4
Audited Statement of changes in Shareholders' Equity (Deficit)
From December 28, 2012 (Inception) through July 31, 2014	F-5
Statements of Cash Flows:
For the years ended July 31, 2014 and 2014 and inception (December 28, 2012) through July 31, 2014	F-6
Notes to Financial Statements:
July 31, 2014	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SpacePath, Inc.:

We have audited the accompanying balance sheet of SpacePath, Inc. (“the Company”) as of July 31, 2014 and 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period December 28, 2012 (inception) through July 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of SpacePath, Inc., as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the period December 28, 2012 (inception) through July 31, 2014, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Denver, CO

October 6, 2014

SPACEPATH, INC.

(A Development Stage Company)

Balance Sheet

	As of	As of
	July 31 2014	July 31, 2013
	(Audited)	(Audited)

ASSETS

Current Assets
Cash	$133	$4,060

Total Current Assets	133	4,060

Other Assets
Assembly Plant	$32,580	$-
Furniture and Equipment	5,650	-
Total Other Assets	38,230	-

Total Assets	$38,363	$4,060

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Notes Payable (Related Party)	$510	$100
Total Current Liabilities	510	100

Total Liabilities	510	100

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 authorized -
5,000,000 and 4,000,000 shares issued and outstanding as
of July 31, 2014 and July 31, 2013	$5,000	$4,000
Additional Paid In Capital	39,000	-
Income (deficit) accumulated during development stage	(6,147)	(40)

Total Stockholders' Equity (Deficit)	37,853	3,960

Total Liabilities & Stockholders' Equity	$38,363	$4,060

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

(A Development Stage Company)

Audited Statement of Operations

			December 28, 2012
	Year	Year	(inception)
	Ended	Ended	through
	31-Jul-14	31-Jul-13	31-Jul-14
Revenues
Revenues	$89,200	$-	$89,200
Cost of Sales	49,845	-	49,845

Gross Profit	39,355	-	39,355

General & Administrative Expenses
General and administrative	1,735	40	1,775
Professional Fees	25,822	-	25,822
Research & Development	17,905	-	17,905

Total Expenses	45,462	40	45,502

Net Income (Loss)	$(6,107)	(40)	(6,147)

Net Income (Loss) Per Basic and Diluted share	$(0.001)	$0.000	(0.001)

Weighted average number of Common Shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

(A Development Stage Company)

Audited Statement of changes in Shareholders' Equity (Deficit)

From December 28, 2012 (Inception) through July 31, 2014

				Deficit
				accumulated
		Common	Additional	during
		Stock	Paid-in	development
	Shares	Amount	Capital	stage	Total

Inception, December 28, 2012	-	$-	$-	$-	$-

Common stock issued for cash July 12, 2013	4,000,000	4,000	-	-	4,000
Net Gain (Loss)				(40)	(40)
Balance, July 31, 2013	4,000,000	$4,000	$-	$(40)	$3,960

Common stock issued for cash April-July 2014	1,000,000	1,000	39,000		40,000
Net Gain (Loss)				(6,107)	(6,107)
Balance, July 31, 2014	5,000,000	$5,000	$39,000	$(6,147)	$37,853

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

(A Development Stage Company)

Audited Statement of Cash Flows

		December 28, 2012
	Year	(inception)
	Ended	through
	July 31, 2014	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,107)	$(6,147)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	-	-
Increase (decrease) in Inventory	-	-
Net cash provided by (used in) operating activities	(6,107)	(6,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Assembly Plant	(32,580)	(32,580)
Furniture & Equipment	(5,650)	(5,650)
Net cash provided by (used in) investing activities	(38,230)	(38,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	410	510
Issuance of common stock	40,000	44,000
Net cash provided by (used in) financing activities	40,410	44,510

Net increase (decrease) in cash	(3,927)	133

Cash at beginning of period	4,060	-

Cash at end of period	$133	$133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Spacepath, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 28, 2012. The Company is in the development stage and it intends to be engaged in the distribution of Water Filtration Systems produced in China. Because the Company was not able to raise sufficient capital to execute our original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of these financial statements we do not have any definitive agreements and the Company has not entered into any definitive agreement to change Spacepath’s direction.

The Company has generated $89,200 in revenue through July 31, 2014. For the period from inception, December 28, 2012 through July 31, 2014 the Company has accumulated losses of $6,147.

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

SPACEPATH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

SPACEPATH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

During the year ended July 31, 2013, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

During the year ended July 31, 2014, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

At July 31, 2014, there were no outstanding stock options or warrants.

NOTE 3. LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the company funds for operating expenses. At July 31, 2014 the balance of the loan is $510. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 4. INCOME TAXES

As of July 31, 2014 the Company had net operating loss carry forwards of approximately $6,147 that may be available to reduce future years’ taxable income through 2024. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

SPACEPATH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 4. INCOME TAXES (con’t.)

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

From December 28, 2012 (Inception) to July 31, 2014
Net Operating Loss	$6,147
Statutory Tax Rate	34%
Deferred Tax Asset	$2,090
Valuation Allowance	$(2,090)
Net Deferred Tax Asset	$-

NOTE 5. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has generated revenue to date; we have incurred losses and an accumulated deficit and anticipate we will continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 6. FIXED ASSETS

In January 2014 for $12,000 we purchased a 1,400 square meter tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant. During the year ended July 31, 2014 we paid $20,580 for upgrades to the assembly plant. We will utilize the space to do custom orders from ready components from our suppliers.

SPACEPATH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 7. RELATED PARTY TRANSACTIONS

The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

During the year ended July 31, 2013, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

As of July 31, 2014 there was $510 owed to Mr. Zasoryn. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 8. SUBSEQUENT EVENTS

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

F-11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2013, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended July 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name	Age	Position
Andrey Zasoryn	49	President, Secretary, Treasurer and Director

Andrey Zasoryn has served as our President, Treasurer and Director since our formation on December 28, 2012. Since 2003, Mr. Zasoryn has been employed in distribution and general consumer goods companies in Russia.

2000-2003: Mr. Zasoryn worked as a salesperson for Home Life, a company selling kitchen sinks, water faucets and home water filters in a retail environment.

2003-2005: Mr. Zasoryn established, operated and was the CEO of Lutshaya Eda (The Best Food), a company which distributed dry food products to wholesalers in the region. The company was sold in 2005.

2005-2012: Mr. Zasoryn was a part owner of Jisn (Life), a home and kitchen products distribution company. Jisn imported and distributed Air Filtration, Water Filtration and Electromagnetic Filtration products for the home to Russian clients. He sold his ownership interest in 2012.

Mr. Zasoryn`s experience with sales and distribution companies, including those dealing with Water Filtration, his communication skills and successful entrepreneurship all led to the conclusion that he should be serving as a member of our Board of Directors.

Term of Office

Directors serve for a term on our Board of Directors that expires at the next annual meeting of shareholders or until his successor shall have been elected per the provisions of the Nevada Revised Statues. Officers are appointed by our Board of Directors and hold office until removed by the Board or until their death or resignation.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director, who also serves as the sole officer of the Company. Thus, there is an inherent conflict of interest.

Director Independence

We do not at this time have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Mr. Zasoryn is not “independent” within the meaning of such rules.

Significant Employees

Our sole officer and director, Andrey Zasoryn, currently devotes approximately 20 hours per week to Company matters. Mr. Zasoryn is our sole employee.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. Our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning annual and long-term compensation of the Company for the fiscal year ended July 31, 2014, for our executive officer.

Summary Compensation Table

Name & Principal Position	Yr	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Andrey Zasoryn (1)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

____________

(1) President, Secretary, Treasurer and Director.

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with our officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to an officer that would result from their resignation, retirement or other termination from us. There are no arrangements for our officer that would result from a change-in-control. Our officer has received no monetary compensation since our inception to the date of this annual report.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officers or directors since our inception; accordingly, none were outstanding at July 31, 2013.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of July 31, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Andrey Zasoryn (1)	0	0	0	0	0	0	0

____________

(1) President, Secretary, Treasurer and Director.

We have not compensated our director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which a director will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following information table sets forth certain information regarding our common stock owned on July 31, 2014, by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership	Percentage (3)
Andrey Zasoryn
President, Secretary, Treasurer and Director	4,000,000 shares of common stock	80%

All Directors and Officers as a Group
(1 person)	4,000,000 shares of common stock	80%

____________

(1) Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown, subject to applicable community property laws, and the mailing address for each beneficial owner is 7 Mayakovskogo Street, Birobidjan, Russia, 679016

(2) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this annual report. As of the date of this annual report, there were 5,000,000 shares of our common stock issued and outstanding.

(3) Based on 4,000,000 shares of common stock outstanding as of the date of this annual report.

Future Sales by Existing Stockholders

A total of 4,000,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities “initially issued” by a shell company (other than a business combination related shell company) or an issuer that has “at any time previously” been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 12, 2013, we offered and sold to Andrey Zasoryn, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

Besides the purchase of shares as disclosed in the table below and an advance of $150 to open the bank account and $360 in operating expenses he paid on behalf of the company, we have not entered into any other transaction, nor are there any proposed transactions, in which our director and officer, or any significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2014, the total fees billed for audit-related services was $5,000, for tax services was $0 and for all other services was $0.

During the year ended July 31, 2013, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

 __________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACEPATH, INC.

Date: October 6, 2014	By:	/s/ Andrey Zasoryn
	Name:	Andrey Zasoryn
	Title:	President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

