Form 10-Q
period 2014-10-31
Spacepath, Inc.
filed 2014-12-12
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of December 8, 2014

SPACEPATH, INC.
Index to Financial Statements

Balance Sheet:
October 31, 2014	F-2

Statements of Operations:
For the periods ended October 31, 2014 and 2013	F-3

Statements of Cash Flows:
For the periods ended October 31, 2014 and 2013	F-4

Notes to Financial Statements:
October 31, 2014	F-5

ITEM 1. FINANCIAL STATEMENTS

SPACEPATH, INC.
(A Development Stage Company)
Balance Sheet

	As of	As of
	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$17,503	$133
Total Current Assets	17,503	133

Other Assets
Assembly Plant	$32,580	$32,580
Furniture and Equipment	5,650	5,650
Less Accumulated Depreciation	(559)	-
Total Other Assets	37,671	38,230

Total Assets	$55,174	$38,363

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable (Related Party)	$776	$510
Total Current Liabilities	776	510

Total Liabilities	776	510

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 authorized - 5,000,000 shares issued and outstanding as of October 31, 2014 and July 31, 2014	$5,000	$5,000
Additional Paid In Capital	39,000	39,000
Income (deficit) accumulated during development stage	10,398	(6,147)
Total Stockholders' Equity (Deficit)	54,398	37,853

Total Liabilities & Stockholders' Equity	$55,174	$38,363

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
(A Development Stage Company)
Unaudited Statement of Operations

			December 28, 2012
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31, 2014	October 31, 2013	October 31, 2014

Revenues
Revenues	$28,163	$29,225	$117,363
Cost of Sales	5,040	17,002	54,885

Gross Profit	23,123	12,223	62,478

General & Administrative Expenses
General and administrative	51	534	19,731
Professional Fees	5,968	6,463	31,790
Depreciation	559	0	559
Total Expenses	6,578	6,997	52,080

Net Income (Loss)	$16,545	$5,226	$10,398
Net Income (Loss) Per Basic and
Diluted share	$0.003	$0.001	$0.002

Weighted average number of Common Shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
(A Development Stage Company)
Statement of Cash Flows

			Unaudited
	Unaudited	Unaudited	December 28, 2012
	Three Months	Three Months	(inception)
	Ended	Ended	through
	October 31, 2014	October 31, 2013	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,546	$5,226	$10,398
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Notes Payable	-	-	-
Increase (decrease) in Inventory	-	-	-
Net cash provided by (used in) operating activities	16,546	5,226	10,398

CASH FLOWS FROM INVESTING ACTIVITIES
Assembly Plant	-	-	(32,580)
Furniture & Equipment	-	(1,650)	(5,650)
Depreciation	559	-	559
Net cash provided by (used in) investing activities	559	(1,650)	(37,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	266	50	776
Issuance of common stock	-	-	44,000
Net cash provided by (used in) financing activities	266	50	44,776
Net increase (decrease) in cash	17,371	3,626	17,503

Cash at beginning of period	133	4,060	-

Cash at end of period	$17,503	$7,686	$17,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Spacepath, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 28, 2012. The Company intends to be engaged in the distribution of Water Filtration Systems produced in China. Because the Company was not able to raise sufficient capital to execute our original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of these financial statements we do not have any definitive agreements and the Company has not entered into any definitive agreement to change Spacepath’s direction.

The Company has generated $117,363 in revenue through October 31, 2014. For the period from inception, December 28, 2012 through October 31, 2014 the Company has accumulated profits of $10,398.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

SPACEPATH, INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t,)

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

SPACEPATH, INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t,)

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended July 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of October 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

At October 31, 2014, there were no outstanding stock options or warrants.

NOTE 3. LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the company funds for operating expenses. At October 31, 2014 the balance of the loan is $776. The loan is non-interest bearing, unsecured and due upon demand.

SPACEPATH, INC.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2014

NOTE 4. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company has generated revenue to date and though it has a net profit as of October 31, 2014 it is anticipated that we will incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

During the year ended July 31, 2013, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

As of October 31, 2014 there was $776 owed to Mr. Zasoryn. The loan is non-interest bearing, unsecured and due upon demand.

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

Results of Operations

We have generated $117,363 in revenues since our inception on December 28, 2012. Our cost of goods sold was $54,885 resulting in a gross profit of $62,478. During the period from inception to October 31, 2014, our operating expenses were comprised of general and administrative expenses of $19,731, professional fees of $31,790 and depreciation expense of $559.

Our total assets at October 31, 2014 were $55,733, which was $17,503 cash in the bank and $38,230 in assembly plant and office furniture assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,900 per year.

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

Our net income for the three months ended October 31, 2014 and 2013 was $16,545 and $5,226, respectively. Our net gain from inception (December 28, 2012) through October 31, 2014 was $10,398.

As of October 31, 2014, there is a total of $776 in notes payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The notes payable are interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2014. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data	10/31/2014

Cash	$17,503
Total assets	$55,733
Total liabilities	$776
Stockholder’s equity	$54,398

Plan of Operation for the next 12 months

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

Liquidity and Capital Resources

At October 31, 2014 we had $17,503 in cash and there were outstanding liabilities of $776. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Spacepath, Inc. Registrant

Date: December 11, 2014	By:	/s/ Andrey Zasoryn
Andrey Zaroryn
(Principal Executive Officer Principal Financial Officer Principal Accounting Officer & Sole Director)

