Form 10-Q
period 2015-01-31
Spacepath, Inc.
filed 2015-02-24
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of February 23, 2015

SPACEPATH, INC.

Index to Financial Statements

Balance Sheet:
January 31, 2015 and July 31, 2014	F-2

Statements of Operations:
For the three and six months ended January 31, 2015 and 2014	F-3

Statements of Cash Flows:
For the three months ended January 31, 2015 and 2014	F-4

Notes to Financial Statements:
January 31, 2015	F-5

ITEM 1. FINANCIAL STATEMENTS

SPACEPATH, INC.

Balance Sheet

	As of	As of
	January 31, 2015	July 31, 2014
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$772	$133

Total Current Assets	772	133

Other Assets
Loan Receivable	5,000	-
Assembly Plant	32,580	32,580
Furniture and Equipment	5,650	5,650
Less Accumulated Depreciation	(1,118)	5,650

Total Other Assets	42,112	43,880

Total Assets	$42,884	$44,013

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable (Related Party)	$776	$510

Total Current Liabilities	776	510

Total Liabilities	776	510

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 authorized - 5,000,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014	5,000	5,000
Additional Paid In Capital	39,000	39,000
Accumulated (Deficit)	(1,892)	(6,147)

Total Stockholders' Equity (Deficit)	42,108	37,853

Total Liabilities & Stockholders' Equity	$42,884	$38,363

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

Unaudited Statement of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenues

Revenues	$-	$18,490	$28,163	$30,300

Cost of Sales	-	8,678	5,040	20,415

Gross Profit	-	9,812	23,123	9,885

General & Administrative Expenses

General and administrative	10,575	426	10,626	922
Professional Fees	-	1,065	5,968	7,527
Charitable Donation	1,156	-	1,156	-
Depreciation	559	-	1,118	-

Total Expenses	12,290	1,490	18,868	8,450

Net Income (Loss)	$(12,290)	$8,322	$4,255	$1,435

Net Income (Loss) Per Basic and Diluted share	$(0.002)	$0.002	$0.001	$0.000

Weighted average number of Common Shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

Statement of Cash Flows

	Unaudited	Unaudited
	Three Months	Three Months
	Ended	Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,290)	$8,322
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Loan Receivable	(5,000)	-

Net cash provided by (used in) operating activities	(17,290)	8,322

CASH FLOWS FROM INVESTING ACTIVITIES

Assembly Plant	-	(12,000)
Furniture & Equipment	-	(4,000)
Accumulated Depreciation	559	-

Net cash provided by (used in) investing activities	559	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party loan	-	300

Net cash provided by (used in) financing activities	-	300

Net increase (decrease) in cash	(16,731)	(3,378)

Cash at beginning of period	17,503	7,686

Cash at end of period	$772	$4,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements

SPACEPATH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

For the period from inception, December 28, 2012 through January 31, 2015 the Company has accumulated losses of $1,892.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015.

SPACEPATH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

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

JANUARY 31, 2015

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t,)

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of the beginning of fiscal year ended July 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of January 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

At January 31, 2015, there were no outstanding stock options or warrants.

NOTE 3. LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the company funds for operating expenses. At January 31, 2015 the balance of the loan is $776. The loan is non-interest bearing, unsecured and due upon demand.

SPACEPATH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 4. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. Although the Company has generated revenue and had net income in the past it is anticipated that we will incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5. FIXED ASSETS

In January 2014, for $12,000, we purchased a 1,400 square meter tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure which houses a small assembly plant. During the year ended July 31, 2014 we paid $20,580 for upgrades to the assembly plant. We will utilize the space to do custom orders from ready components from our suppliers.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. During the three months ended January 31, 2015 we recorded $559 in accumulated depreciation.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

During the year ended July 31, 2013, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000.

As of January 31, 2015 there was $776 owed to Mr. Zasoryn. The loan is non-interest bearing, unsecured and due upon demand.

SPACEPATH, INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 7. LOAN RECEIVABLE

During the quarter ended January 31, 2015 the Company loaned $5,000 to an unaffiliated party. The loan is non-interest bearing, due upon demand, with no set due date.

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

Results of Operations

Our total assets at January 31, 2015 were $42,884, which was $772 cash in the bank, $5,000 in a loan receivable and $37,884 in assembly plant and office furniture assets. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $8,900 per year.

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

Our net income (loss) for the three months ended January 31, 2015 and 2014 was $(12,290) and $8,322, respectively. Our net income for the six months ended January 31, 2015 and 2014 was $4,255 and $1,435, respectively.

As of January 31, 2015, there is a total of $776 in notes payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The notes payable are interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2015

Cash	$772
Total assets	$42,884
Total liabilities	$776
Stockholder’s equity	$42,108

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

Office Set-up and Website Development.

Time Frame: Months 1-6.

We plan to continue to set up the office in the U.S. (Oceanside, CA) and acquire the necessary equipment (computers, office furnishings & equipment, etc.) to begin operations at a business sustaining level. The more money we raise, the more money we can spend for office set up. We plan to spend $2,000 to set up office and obtain the necessary equipment (computers and office furnishings) to begin operations. Andrey Zasoryn, our sole officer and director will handle our administrative duties and will run the office initially until a salesperson/office manager can be put in place.

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

Liquidity and Capital Resources

At January 31, 2015 the Company had $772 in cash and there were outstanding liabilities of $776. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Spacepath, Inc. Registrant

Date: February 24, 2015	By:	/s/ Andrey Zasoryn
Andrey Zaroryn
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

