Form 10-Q
period 2015-04-30
KTL Bamboo International Corp
filed 2015-06-22
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number: 333-191545

KTL BAMBOO INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0884221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Mayakovskogo Street, Birobidjan, Russia, 679016
(Address of principal executive offices, including zip code)

(775) 241-8308
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☐

(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 15, 2015, there were 2,500,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

KTL BAMBOO INTERNATIONAL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

ITEM 1. FINANCIAL STATEMENTS

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Balance Sheets

	April 30,	July 31,
	2015	2014
	(unaudited)

ASSETS

Current assets
Cash	$-	$133
Total current assets	-	133

Other assets
Assembly plant	32,580	32,580
Furniture and equipment, net	3,973	5,650
Other assets	36,553	38,230

Total assets	$36,553	$38,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related party	$-	$510
Accounts payable to related parties	2,217	-

Total current liabilities	2,217	510

Total liabilities	2,217	510

Commitments and contingencies (Note 3)

Stockholders' equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	2,500	2,500
Additional paid-in capital	41,500	41,500
Accumulated deficit	(9,664)	(6,147)
Total stockholders' equity	34,336	37,853

Total liabilities and stockholders' equity	$36,553	$38,363

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2015	2014	2015	2014

Revenue, net	$-	$22,885	$28,163	$70,600

Operating expenses
Direct costs of revenue	-	15,565	5,040	41,245
General and administrative	7,772	2,453	26,640	7,867

Net loss	$(7,772)	$4,867	$(3,517)	$21,488

Net loss per share - basic and diluted and diluted	$(0.00)	$0.002	$(0.00)	$0.010

Weighted average number of shares outstanding - basic and diluted	2,500,000	2,195,000	2,500,000	2,195,000

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,517)	$18,416
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	1,677	-
Changes in operating assets and liabilities:
Accounts payable to related parties	2,217	-
Net cash provided by operating activities	377	18,416

Cash flows provided by investing activities
Assembly plant	-	(32,580)
Furniture and equipment	-	(5,650)
Net cash provided by investing activities	-	(38,230)

Cash flows from financing activities:
Proceeds from related party loan	266	350
Repayment of related party loan	(776)	-
Issuance of common stock	-	15,600
Net cash provided by (used in) financing activities	(510)	15,950

Net decrease in cash	(133)	(3,864)

Cash at beginning of period	133	4,060

Cash at end of period	$-	$196

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

(unaudited)

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

KTL Bamboo International Corp. (the “Company," “we,” “us,” “our,” or “KTL Bamboo”) was formed in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because the Company was not able to raise sufficient capital to execute its original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. On March 18, 2015, the Company changed its name to KTL Bamboo International Corp. in connection with a potential business combination for which the Company determined not to proceed (the “Name Change”). As of the date of these financial statements the Company does not have any definitive agreements and the Company has not entered into any definitive agreement to change the Company’s direction.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended April 30, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending July 31, 2015. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2014 filed on October 8, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $3,517 and provided cash in operating activities of $377 for the nine months ended April 30, 2015. The Company had working capital deficit, stockholders’ equity and accumulated deficit of $2,217, $34,336 and $9,664, respectively, at April 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

(unaudited)

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of April 30, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2014 through the date these unaudited financial statements were issued.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

(unaudited)

NOTE 2. STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On March 18, 2015, the Company increased its authorized shares of capital stock from 75,000,000 shares consisting of (i) 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), to 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock. On March 18, 2015, the Company effected a reverse stock split of its Common Stock at a conversion rate of 1-for-2, with a result that our 5,000,000 shares of Common Stock outstanding immediately prior to the reverse stock split were converted into 2,500,000 shares of Common Stock outstanding immediately thereafter (the “Reverse Stock Split”). All share and per share numbers in this report relating to the Company’s Common Stock prior to the Reverse Stock Split have been adjusted to give effect to this conversion, unless otherwise stated.

Each outstanding share of Common Stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of Common Stock are non-assessable and non-cumulative, with no pre-emptive rights.

The Name Change and the Reverse Stock Split became effective in the over-the-counter market on March 26, 2015.

During the year ended July 31, 2014, the Company issued 1,000,000 (pre-split) shares of Common Stock to 30 independent persons pursuant to a Registration Statement on Form S-1 for total cash proceeds of $40,000.

As of April 30, 2015, there were no outstanding stock options or warrants.

NOTE 3. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 4. LOAN RECEIVABLE

The Company loaned $5,000 to an unaffiliated party. The loan is non-interest bearing, due upon demand, with no set due date. As of April 30, 2015, the loan was determined to be uncollectable and written off.

NOTE 5. FIXED ASSETS

In January 2014, for $12,000, the Company purchased a 1,400 square meter tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia, containing a 2,000 square foot warehouse structure which houses a small assembly plant. During the year ended July 31, 2014, the Company paid $20,580 for upgrades to the assembly plant. The Company will utilize the space to do custom orders from ready components from our suppliers.

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. During the nine months ended April 30, 2015, the Company recorded $1,677 in accumulated depreciation.

NOTE 6. LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. The balance of $776 was paid in full to Mr. Zasoryn (see Note 7).

NOTE 7. RELATED PARTY TRANSACTIONS

Mr. Zasoryn has payables due to him of $2,217 as of April 30, 2014. The Company repaid the loan balance of $776 to Mr. Zasoryn (see Note 6).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 and in our subsequent filings with the Securities and Exchange Commission (“SEC”).  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AS PREVIOUSLY FILED AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

KTL Bamboo International Corp. (the “Company," “we,” “us,” “our,” or “KTL Bamboo”) was formed in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. On March 18, 2015, we changed our name to KTL Bamboo International Corp. in connection with a potential business combination for which we determined not to proceed (the “Name Change”). As of the date of these financial statements we do not have any definitive agreements and we have not entered into any definitive agreement to change the Company’s direction.

Results of Operations

For the Three Months Ended April 30, 2015 and 2014

Revenues

Our revenue was $0 for the three months ended April 30, 2015, compared to $22,885 for the three months ended April 30, 2014. Direct costs of revenues were $0 and $15,565 for the three months ended April 30, 2015 and 2014, respectively. The decreases in revenues and cost of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the three months ended April 30, 2015 our total operating expenses were $7,772 compared to $2,453 for the three months ended April 30, 2014 resulting in an increase of $5,319. As a result, net loss was $7,772 for the three months ended April 30, 2015 compared to net income of $4,867 for the three months ended April 30, 2014.

For the Nine Months Ended April 30, 2015 and 2014

Revenues

Our revenue was $28,163 for the nine months ended April 30, 2015, compared to $70,600 for the nine months ended April 30, 2014. Costs of revenues were $5,040 and $41,245 for the nine months ended April 30, 2015 and 2014, respectively. The decreases in revenues and direct costs of revenues are attributable to the change in control of the Company and the related change in business direction.

Operating Expenses

For the nine months ended April 30, 2015 our total operating expenses were $26,640 compared to $7,867 for the nine months ended April 30, 2014 resulting in an increase of $18,773. As a result, net loss was $3,517 for the nine months ended April 30, 2015 compared to net income of $21,488 for the nine months ended April 30, 2014.

Liquidity and Capital Resources

Overview

As of April 30, 2015, the Company had $0 in cash and no working capital. We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees.

Liquidity and Capital Resources during the Nine Months Ended April 30, 2015 compared to the Nine Months Ended April 30, 2014

Operations provided cash of $377 for the nine months ended April 30, 2015 compared to cash provided by operations of $18,416 for the nine months ended April 30, 2014. The negative cash flow from operating activities for the nine months ended April 30, 2015 is attributable to the Company's net loss from operations of $3,517. Cash provided by operations for the nine months ended April 30, 2014 is attributable to the Company's net income of $18,416.

Cash used in investing or financing activities for the nine months ended April 30, 2015 compared to $38,230 for the nine months ended April 30, 2014.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $28,163 and net losses of $3,517 for the nine months ended April 30, 2015 compared to revenue of $70,600 and net income of $21,488 for the nine months ended April 30, 2014. The Company had working capital deficiency, stockholders’ equity, and accumulated deficit of $2,217, $34,336 and $9,664, respectively, at April 30, 2015, and operations provided cash of $377 in the nine months ended April 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended July 31, 2014, included in our Annual Report on Form 10-K as filed on October 8, 2014, for a discussion of our critical accounting policies and estimates.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of Andrey Zasoryn, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of Andrey Zasoryn, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of April 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Andrey Zasoryn, our President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2015, that occurred during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue unregistered securities during the quarter ending April 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1/31.2	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1/32.2	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KTL BAMBOO INTERNATIONAL CORP.

Date: June 22, 2015	By:	/s/ Andrey Zaroryn
Andrey Zaroryn
President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

