Form 10-K
period 2015-07-31
KTL Bamboo International Corp
filed 2015-11-13
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to____________________________

Commission file number: 333-191545

KTL BAMBOO INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0884221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Mayakovskogo Street, Birobidjan, Russia	679016
(Address of principal executive offices)	(Zip Code)

(775) 241-8308
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☐

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of January 31, 2015, there were 5,000,000 shares (pre-split) of the registrant's common stock, par value $0.001 per share, issued and outstanding. Of these, 1,000,000 shares (pre-split) were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on January 31, 2015 was $40,000, based on the price of $0.04 per share (pre-split) for the registrant’s common stock which was sold in a public offering that closed in the fiscal year ended July 31, 2014.

As of October 29, 2015, there were 2,500,000 (post-split) shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

As previously reported in a Current Report on Form 8-K we filed with the Securities and Exchange Commission on March 20, 2015, on March 18, 2015 we filed Amended and Restated Articles of Incorporation and a Certificate of Change with the Nevada Secretary of State, pursuant to which, effective as of March 20, 2015, we (a) changed our name from Spacepath Inc. to KTL Bamboo International Corp. (the “Name Change”), (b) increased the number of our authorized shares of capital stock from 75,000,000 shares, consisting of (i) 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and (ii) 5,000,000 of preferred stock, par value $0.001 per share (“Preferred Stock”), to 310,000,000 shares, consisting of (i) 300,000,000 shares of Common Stock and (ii) 10,000,000 shares of Preferred Stock (the “Share Increase”), and (c) effected a reverse stock split of our Common Stock at a rate of 1-for-2, with the result that our 5,000,000 shares of Common Stock outstanding immediately prior to the reverse stock split were converted into 2,500,000 shares of Common Stock outstanding immediately thereafter (the “Reverse Stock Split”).

On March 24, 2015, the Financial Industry Regulatory Authority (“FINRA”) notified us that the Name Change and the Reverse Stock Split would take effect in the over-the-counter market at the start of business on March 26, 2015 (the “Effective Date”). At the open of trading on the Effective Date, our trading symbol changed from “STXY” to “STXYD”. The D was removed twenty (20) business days from the Effective Date, at which time our new symbol became “KTLC”.

All share and per share numbers in this report relating to our Common Stock prior to the Reverse Stock Split have been adjusted to give effect to the Reverse Stock Split, unless otherwise stated.

2

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words "believes," "anticipates," "expects," “intend,” “estimate,” “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a company in its early stages of development;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholders of a substantial interest in us;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	obtaining permits and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company,” “KTL Bamboo,” “we,” “us,” or “our,” are to KTL Bamboo International Corp.

PART I

ITEM 1.	BUSINESS

General

We were incorporated in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors (“Board”) to search for and enter into potential business opportunities or to reject any such opportunities.

On March 18, 2015, we changed our name to KTL Bamboo International Corp. in connection with a potential business combination for which we determined not to proceed.

We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•	the ability to use registered securities to acquire assets or businesses;

•	increased visibility in the marketplace;

•	greater ease of borrowing from financial institutions;

•	improved stock trading efficiency;

•	greater shareholder liquidity;

•	greater ease in subsequently raising capital;

•	ability to compensate key employees through stock options and other equity awards;

•	enhanced corporate image; and

•	a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company that desires to become public with less dilution of its Common Stock than would occur upon an traditional underwritten public offering;

•	a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company that may wish an initial entry into the United States securities markets;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

•	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	potential for growth, indicated by new technology, anticipated market expansion or new products;

•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	strength and diversity of management, either in place or scheduled for recruitment;

•	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	the extent to which the business opportunity can be advanced;

•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees and Employment Agreements

We presently have no employees apart from Andrey Zasoryn, our sole officer and director. Mr. Zasoryn is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statement or other information that we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

We are in our early stages of development and may never be able to effectuate our business plan.

We were incorporated in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a company in its early stages of development with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

To date, we have had limited revenues. We sustained a net loss of $27,032 and had cash provided by operating activities of $377 for the year ended July 31, 2015. We had a working capital deficit, stockholders’ equity and accumulated deficit of $25,640, $10,821 and $33,179, respectively, at July 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of our sole officer could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would further reduce our stock price.

Our sole officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Andrey Zasoryn, our sole officer and director, beneficially owns 80.0% of our outstanding Common Stock. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board; (b) removal of any of our directors; (c) amendments of our Articles of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Andrey Zasoryn is our sole director. We have no directors that are “independent” as that term is defined in the rules of any national securities exchange. As a result, we do not have an audit, compensation or nominating and corporate governance committee. The functions of such committees would perform are performed by the Board as a whole. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Trading in our shares of Common Stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

Our Common Stock is currently quoted on the OTC Markets under the symbol “KTLC.” However, there is currently no trading market for our Common Stock. There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Amended and Restated Articles of Incorporation authorizes the issuance of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of “blank check” Preferred Stock. The future issuance of Common Stock or Preferred Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock and/or Preferred Stock issued in the future on an arbitrary basis. The issuance of Common Stock and/or Preferred Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As our office space needs are limited at the current time, we are currently operating out of our sole officer’s office located at 7 Mayakovskogo Street, Birobidjan, Russia. This space usage is donated to us free of charge.

In January 2014, we purchased a 4,900 square foot tract of land located at 10346 Nakhimova Street, Khabarovsk, Russia containing a 2,000 square foot warehouse structure, for $12,000. This property was intended to serve as a small assembly plant for our line of business distributing water filtration systems produced in China. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

ITEM 3.	LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTC Markets under the symbol “KTLC.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our Common Stock listed on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Markets. This could prevent us from developing a trading market for our Common Stock.

Holders

As of the date of this report there were 11 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board.

Recent Sales of Unregistered Securities

During the last three fiscal years we have had the following issuances of unregistered securities:

On July 12, 2013, we issued 4,000,000 shares (pre-split) of our Common Stock to Andrey Zasoryn, our founder, and sole officer and director, for cash in the amount of $4,000 (per share price of $0.001 (pre-split)). We relied upon Section 4(2) (now 4(a)(2)) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering.”

It is our belief Mr. Zasoryn had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment and therefore did not need the protections offered under Securities and Act of 1933, as amended. Mr. Zasoryn certified that he was purchasing the shares for his own account, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board. The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE ANNUAL REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “INTEND,” “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON SHARES” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because we were not able to raise sufficient capital to execute our original business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

On March 18, 2015, we changed our name to KTL Bamboo International Corp. in connection with a potential business combination for which we determined not to proceed.

We expect that we will need to raise funds in order to effectuate our business plan. We may seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us at all or on acceptable terms. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $50,000. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Year Ended July 31, 2015 Compared to Year Ended July 31, 2014

Our results of operations for the years ended July 31, 2015 and 2014 are summarized below:

	For the Years Ended July 31,
	2015	2014

Revenue, net	$28,163	$89,200

Operating expenses
Direct costs of revenue	5,040	49,845
General and administrative	50,155	45,462

Net loss	$(27,032)	$(6,107)

Revenues

Our revenues decreased by $61,037, or approximately 68.4%, to $28,163 in the year ended July 31, 2015, as compared to $89,200 in the fiscal year July 31, 2014. The decrease was the result of the winding down of our business distributing water filtration systems produced in China.

Operating Expenses

During the fiscal year ended July 31, 2015 we incurred expenses of $55,195, as compared to $95,307 for the year ended July 31, 2014. The primary reason for this decrease of $40,112, or approximately 42.1%, was a reduction in direct costs of revenue resulting from the winding down of our business distributing water filtration systems produced in China. The reduction in direct costs of revenue, were partially offset by an increase of $4,693 in general and administrative expenses in the fiscal year ended July 31, 2015, as compared to the prior fiscal year. General and administrative expenses increased as a result of an increase in professional fees.

Net Loss

We had a net loss of $27,032 for the fiscal year ended July 31, 2015, compared to a net loss of $6,107 for the fiscal year ended July 31, 2014. The increase was the result of the winding down of our business distributing water filtration systems produced in China.

Liquidity and Capital Resources

On July 12, 2013, we issued 4,000,000 shares (pre-split) of our Common Stock to Andrey Zasoryn, our founder, and sole officer and director, for cash in the aggregate amount of $4,000.

For the fiscal year ended July 31, 2014, we sold 1,000,000 shares of our Common Stock in a public offering, for aggregate cash proceeds of $40,000.

In the fiscal year ended July 31, 2014, a shareholder made loans to the Company in the aggregate amount of $776 to pay for certain expenses. In 2015, the outstanding loan balance was cancelled and the Company was released from its obligation. Going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of July 31, 2015, we had no cash on hand, and we had liabilities of $25,640. We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense.

As of the date of this report, the current funds available to us will not be sufficient to continue maintaining a reporting status. Management believes if we cannot maintain our reporting status with the SEC it will have to cease all efforts directed towards our company. As such, any investment previously made would be lost in its entirety.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

Assuming we do not complete a business combination, we anticipate needing approximately $50,000 in order to effectively execute our business plan over the next 12 months. If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Going Concern

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Andrey Zasoryn, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Andrey Zasoryn, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Andrey Zasoryn, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2015, our management, consisting of Andrey Zasoryn, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Andrey Zasoryn, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of July 31, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of independent directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Andrey Zasoryn (1) c/o KTL Bamboo International Corp. 7 Mayakovskogo Street, Birobidjan, Russia 679016	50	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)	Mr. Zasoryn has served as our President, Treasurer and Director since our formation on December 28, 2012, and is expected to hold his offices/positions until we engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

Business Experience

ANDREY ZASORYN

Andrey Zasoryn has served as our President, Treasurer and Director since our formation on December 28, 2012. Since 2003, Mr. Zasoryn has been employed in distribution and general consumer goods companies in Russia. From 2005 through 2012, Mr. Zasoryn was a part owner of Jisn (Life), a home and kitchen products distribution company. Jisn imported and distributed Air Filtration, Water Filtration and Electromagnetic Filtration products for the home to Russian clients. He sold his ownership interest in 2012. Prior to this, from 2003 through 2005, Mr. Zasoryn established, operated and was the CEO of Lutshaya Eda (The Best Food), a company which distributed dry food products to wholesalers in the region. The company was sold in 2005. Before that, from 2000 through 2003, Mr. Zasoryn worked as a salesperson for Home Life, a company selling kitchen sinks, water faucets and home water filters in a retail environment.

Mr. Zasoryn`s experience with sales and distribution companies, including those dealing with water filtration, his communication skills and successful entrepreneurship, all led to the conclusion that he should be serving as a member of our Board of Directors.

Identification of Significant Employees

We have no employees other than Andrey Zasoryn, our sole officer.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Board Committees

We currently have not established any committees of the Board. Our Board may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our sole director performs all functions that would otherwise be performed by committees. Given the present size of our Board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.	EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our sole officer and director. No salaries are being paid at the present time and no compensation will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the last two fiscal years.

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Andrey Zasoryn President, Secretary and Treasurer	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Andrey Zasoryn	–	–	–	–	–	–	–	–	–

There were no grants of stock options since inception to the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our sole director has not adopted a stock option plan. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the Board or a committee appointed by the Board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

Compensation of Directors

Our sole director is not compensated by us for acting as such. There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our Common Stock as awarded by our Board.

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us through July 31, 2015.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrey Zasoryn	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and director or future key staff members.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Named Executive Officers and Directors
Andrey Zasoryn c/o KTL Bamboo International Corp. 7 Mayakovskogo Street Birobidjan, Russia 679016	Common	2,000,000	80.0%

All Officers and Directors as a Group (1 Total)	Common	2,000,000	80.0%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of July 31, 2015, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)	Percentages are based on 2,500,000 (post-split) issued and outstanding shares of Common Stock as of July 31, 2015.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On July 12, 2013, we issued 4,000,000 shares (pre-split) of our Common Stock to Andrey Zasoryn, our founder, and sole officer and director, for cash in the aggregate amount of $4,000.

There have been no other transactions since our inception December 28, 2012, or any currently proposed transactions, in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

We intend to quote our securities on the OTCQB marketplace which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board with regard to this definition.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended July 31, 2015 and 2014 are set forth in the table below:

Fee Category	Year ended July 31, 2015	Year ended July 31, 2014

Audit fees (1)	$8,500	$5,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$8,500	$5,000

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our Board. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our Board at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended July 31, 2015, were approved by our Board.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant, filed March 18, 2015 (1)
3.2	3.2	Certificate of Correction of Registrant, filed March 18, 2015 (1)
3.3	3.2	By-Laws of the Registrant (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)      Filed with the Securities and Exchange Commission on March 20, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(2)       Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KTL BAMBOO INTERNATIONAL CORP.

Dated: November 13, 2015	By:	/s/ Andrey Zasoryn
		Name:	Andrey Zasoryn
		Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrey Zasoryn		November 13, 2015
Andrey Zasoryn	President, Treasurer, Secretary and sole Director (Principal Executive Officer and Principal Financial Officer)

KTL BAMBOO INTERNATIONAL CORP.

Financial Statements

July 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KTL Bamboo International Corp.:

We have audited the accompanying balance sheets of KTL Bamboo International Corp. (“the Company”) as of July 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of KTL Bamboo International Corp., as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 12, 2015

KTL BAMBOO INTERNATIONAL CORP.
(f/k/a Spacepath, Inc.)
Balance Sheets
July 31,

	2015	2014

ASSETS

Current assets
Cash	$-	$133
Total current assets	-	133

Other assets
Assembly plant	31,494	32,580
Furniture and equipment, net	4,967	5,650
Other assets	36,461	38,230

Total assets	$36,461	$38,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related party	$-	$510
Accounts payable	19,923	-
Accounts payable to related parties	2,217	-
Accrued expenses	3,500	-

Total current liabilities	25,640	510

Total liabilities	25,640	510

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 and 5,000,000 shares authorized, respectively, no shares issued and outstanding as of July 31, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value, 300,000,000 and 70,000,000 shares authorized, respectively, 2,500,000 and 2,500,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively	2,500	2,500
Additional paid-in capital	41,500	41,500
Accumulated deficit	(33,179)	(6,147)
Total stockholders' equity	10,821	37,853

Total liabilities and stockholders' equity	$36,461	$38,363

See accompanying notes to financial statements.

F-2

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Operations

For the Years Ended July 31,

	2015	2014

Revenue, net	$28,163	$89,200

Operating expenses
Direct costs of revenue	5,040	49,845
General and administrative	50,155	45,462
Net loss	$(27,032)	$(6,107)

Net loss per share - basic and diluted and diluted	$(0.01)	$(0.002)

Weighted average number of shares outstanding - basic and diluted	2,500,000	2,500,000

See accompanying notes to financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statement of Shareholders' Deficit

From December 28, 2012 (Inception) through July 31, 2015

				Deficit
				accumulated
			Additional	during
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Inception, December 28, 2012	$-	$-	$-	$-	$-

Common stock issued for cash July 12, 2013	2,000,000	2,000	2,000	-	4,000
Net loss for period ended July 31, 2013	-	-	-	(40)	(40)

Balance at July 31, 2013	$2,000,000	$2,000	$2,000	$(40)	$3,960

Common stock issued for cash April - July 2014	500,000	500	39,500	-	40,000
Net loss for year ended July 31, 2014	-	-	-	(6,107)	(6,107)

Balance at July 31, 2014	$2,500,000	$2,500	$41,500	$(6,147)	$37,853

Net loss for year ended July 31, 2015	-	-	-	(27,032)	(27,032)

Balance at July 31, 2015	$2,500,000	$2,500	$41,500	$(33,179)	$10,821

See accompanying notes to financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Cash Flows

For the Years Ended July 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(27,032)	$(6,107)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,769	-
Changes in operating assets and liabilities:
Accounts payable	19,923	-
Accounts payable to related parties	2,217	-
Accrued expenses	3,500	-
Net cash provided by (used in) operating activities	377	(6,107)

Cash flows used in investing activities
Assembly plant	-	(32,580)
Furniture and equipment	-	(5,650)
Net cash used in investing activities	-	(38,230)

Cash flows from (used by) financing activities:
Proceeds from related party loan	-	410
Repayment of related party loan	(510)	-
Issuance of common stock	-	40,000
Net cash provided by (used by) financing activities	(510)	40,410

Net decrease in cash	(133)	(3,927)

Cash at beginning of period	133	4,060

Cash at end of period	$-	$133

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.

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

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of July 31, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2015 through the date these unaudited financial statements were issued.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $27,032 and had cash provided by operating activities of $377 for the year ended July 31, 2015. The Company had a working capital deficit, stockholders’ equity and accumulated deficit of $25,640, $10,821 and $33,179, respectively, at July 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

NOTE 3. STOCKHOLDERS’ EQUITY

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

As of July 31, 2015, there were no outstanding stock options or warrants.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

NOTE 5. LOAN RECEIVABLE

The Company loaned $5,000 to an unaffiliated party. The loan is non-interest bearing, due upon demand, with no set due date. As of July 31, 2014, the loan was determined to be uncollectable and had been written off during the prior fiscal year.

NOTE 6. FIXED ASSETS

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

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. For the year ended July 31, 2015, the Company recorded $1,769 in accumulated depreciation.

NOTE 7. LOAN PAYABLE - RELATED PARTY

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. As of July 31, 2015 and 2014, the amounts owed were $2,217 and $510.

NOTE 8. INCOME TAXES

As of July 31, 2015 the Company had net operating loss carry forwards of approximately $33,179 that may be available to reduce future years’ taxable income through 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a SPACEPATH, INC.)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2015

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

From December 28, 2012 (Inception) to July 31, 2015
Net Operating Loss	$33,179
Statutory Tax Rate	34%
Deferred Tax Asset	$11,281
Valuation Allowance	$(11,281)
Net Deferred Tax Asset	$-

NOTE 9. RELATED PARTY TRANSACTIONS

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. As of July 31, 2015 and 2014, the amounts owed were $2,217 and $510.

NOTE 10. SUBSEQUENT EVENTS

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

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Amended and Restated Articles of Incorporation of Registrant, filed March 18, 2015 (1)
3.2	3.2	Certificate of Correction of Registrant, filed March 18, 2015 (1)
3.3	3.2	By-Laws of the Registrant (2)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	*	XBRL Instance Document*
101.SCH	*	XBRL Taxonomy Extension Schema Document*
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)      Filed with the Securities and Exchange Commission on March 20, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(2)     Filed with the Securities and Exchange Commission on March 21, 2012, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-180251), which exhibit is incorporated herein by reference.

* Filed herewith.