Form 10-Q
period 2015-10-31
KTL Bamboo International Corp
filed 2015-12-21
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ___________________________

Commission file number:	333-191545

KTL BAMBOO INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0884221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒    No  ☐

As of December 15, 2015, there were 2,500,000 shares of the registrant’s common stock issued and outstanding.

KTL BAMBOO INTERNATIONAL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the SEC on November 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Balance Sheets

	October 31,	July 31,
	2015	2015
	(unaudited)

ASSETS

Current assets
Other assets
Assembly plant, net	$31,223	$31,494
Furniture and equipment, net	4,796	4,967
Other assets	36,019	36,461

Total assets	$36,019	$36,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$48,831	$19,923
Accounts payable to related parties	12,217	2,217
Accrued expenses	-	3,500

Total current liabilities	61,048	25,640

Total liabilities	61,048	25,640

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding as of October 31, 2015 and July 31, 2015, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized,
2,500,000 and 2,500,000 shares issued and outstanding as of
October 31, 2015 and July 31, 2015, respectively	2,500	2,500
Additional paid-in capital	41,500	41,500
Accumulated deficit	(69,029)	(33,179)
Total stockholders' equity (deficit)	(25,029)	10,821

Total liabilities and stockholders' equity (deficit)	$36,019	$36,461

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.
(f/k/a Spacepath, Inc.)
Statements of Operations
For the Three Months Ended October 31,
(unaudited)

	2015	2014

Revenue, net	$-	$28,163

Operating expenses
Direct costs of revenue	-	5,040
General and administrative	35,850	6,578

Net income (loss)	$(35,850)	$16,545

Net loss per share - basic and diluted and diluted	$(0.01)	$0.007

Weighted average number of shares outstanding - basic and diluted	2,500,000	2,500,000

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Cash Flows

For the Three Months Ended October 31,

(unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(35,850)	$16,545
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	442	559
Changes in operating assets and liabilities:
Accounts payable	28,908	-
Accounts payable to related parties	10,000	-
Accrued expenses	(3,500)	-
Net cash provided by operating activities	-	17,104

Cash flows from financing activities:
Proceeds from related party loan	-	266
Net cash provided by financing activities	-	266

Net increase in cash	-	17,370

Cash at beginning of period	-	133

Cash at end of period	$-	$17,503

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Condensed Consolidated Financial Statements

October 31, 2015

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended October 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending July 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2015 filed on November 3, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $35,850 and provided cash in operating activities of $0 for the three months ended October 31, 2015. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $61,048, $25,029 and $69,029, respectively, at October 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Condensed Consolidated Financial Statements

October 31, 2015

(unaudited)

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

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Condensed Consolidated Financial Statements

October 31, 2015

(unaudited)

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

As of October 31, 2015, there were no outstanding stock options or warrants.

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

NOTE 4. LOAN RECEIVABLE

The Company loaned $5,000 to an unaffiliated party. The loan is non-interest bearing, due upon demand, with no set due date. The loan was determined to be uncollectable and had been written off during the fiscal year of 2015.

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Condensed Consolidated Financial Statements

October 31, 2015

(unaudited)

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

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. For the three months ended October 31, 2015, the Company recorded $442 in depreciation.

NOTE 6. RELATED PARTY TRANSACTIONS

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. As of October 31, 2015 and July 31, 2015, the amounts owed were $12,217 and $2,217.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” are to KTL Bamboo International Corp.

General Overview

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report for the fiscal year ended July 31, 2015, filed with the SEC on November 13 , 2015, for additional information and risks associated with our proposed business plan.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have generated only limited revenue from our prior business distribution of water filtration systems produced in China, and have incurred losses to date of $69,029.  In addition, our current liabilities exceed our current assets by $61,048. To date we have funded our operations through the limited revenues we generated, from advances from stockholders, and from the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Results of Operations

Three Month Period Ended October 31, 2015 Compared to Three Month Period Ended October 31, 2014

Revenues and Other Income

During the three month period ended October 31, 2015, we did not realize any revenues from operations. During the three month period ended October 31, 2014, we realize $28,163 in revenues from operations. The decrease was the result of the winding down of our business distributing water filtration systems produced in China.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $35,850 in the three-month period ended October 31, 2015, compared to $11,618 in the three-month period ended October 31, 2014, which consisted primarily of general and administrative expenses. General and administrative expenses increased as a result of an increase in professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $35,850 or $(0.01) per share, for the three months ended October 31, 2015, compared to net income of $16,545, or $(0.07) per share, for the corresponding period ended October 31, 2014. The increase in net loss was the result of the winding down of our business distributing water filtration systems produced in China.

Liquidity and Capital Resources

As of the date of this report, we generated only limited any revenues from our business operations. On July 12, 2013, we issued 4,000,000 shares (pre-split) of our Common Stock to Andrey Zasoryn, our founder, and sole officer and director, for cash in the aggregate amount of $4,000. We also sold 3,000,000 shares of our common stock in a public offering, which closed on June 14, 2012, for aggregate cash proceeds of $36,000.

As of October 31, 2015, we had no cash, we had liabilities of $61,048, and our working capital deficit was $61,048. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer draws only a small salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by a shareholder of ours.

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

In the three month period ended October 31, 2015, a shareholder made loans to us in the amount of $10,000 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We expect that we will need to raise funds in order to effectuate our business plan. We anticipate that we will need to seek financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise such funds. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2015, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended October 31, 2015, or subsequent period through the date hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KTL BAMBOO INTERNATIONAL CORP.

Dated: December 21, 2015	By:	/s/ Andrey Zasoryn
	Name:	Andrey Zasoryn
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

