Form 10-Q
period 2016-01-31
KTL Bamboo International Corp
filed 2016-03-22
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    January 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to___________________________

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

Yes  ☒    No  ☐

As of March 14, 2016, there were 2,500,000 shares of the registrant’s common stock issued and outstanding.

KTL BAMBOO INTERNATIONAL CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, filed with the SEC on November 13, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Balance Sheets

	January 31,	July 31,
	2016	2015
	(unaudited)

ASSETS

Current assets
Other assets
Assembly plant, net	$30,952	$31,494
Furniture and equipment, net	4,625	4,967
Other assets	35,577	36,461

Total assets	$35,577	$36,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$98,184	$19,923
Payable to shareholder	30,240	2,217
Accrued expenses	-	3,500

Total current liabilities	128,424	25,640

Total liabilities	128,424	25,640

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding as of January 31, 2016 and July 31, 2015, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of January 31, 2016 and July 31, 2015, respectively	2,500	2,500
Additional paid-in capital	41,500	41,500
Accumulated deficit	(136,847)	(33,179)
Total stockholders' equity (deficit)	(92,847)	10,821

Total liabilities and stockholders' equity (deficit)	$35,577	$36,461

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenue, net	$-	$-	$-	$28,163

Operating expenses
Direct costs of revenue	-	-	-	5,040
General and administrative	70,035	12,290	105,885	18,868

Operating loss	(70,035)	(12,290)	(105,885)	4,255

Other income (expense)
Gain on forgiveness of debt	2,217	-	2,217	-

Net income (loss)	$(67,818)	$(12,290)	$(103,668)	$4,255

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.002)	$(0.04)	$0.001

Weighted average number of shares outstanding - basic and diluted	2,500,000	5,000,000	2,500,000	5,000,000

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

(f/k/a Spacepath, Inc.)

Statements of Cash Flows

For the Six Months Ended January 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net income (loss)	$(103,668)	$4,255
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	884	884
Changes in operating assets and liabilities:
Loan receivable	-	(5,000)
Accounts payable	78,261	-
Accrued expenses	(3,500)	-
Net cash provided by operating activities	(28,023)	139

Cash flows from financing activities:
Proceeds from advances from shareholder	28,023	-
Proceeds from related party loan	-	266
Net cash provided by financing activities	28,023	266

Net increase in cash	-	405

Cash at beginning of period	-	133

Cash at end of period	$-	$538

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Financial Statements

January 31, 2016

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended January 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending July 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2015 filed on November 13, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $103,668 and provided cash in operating activities of $0 for the six months ended January 31, 2016. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $128,424, $92,847, and $136,847, respectively, at January 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

Notes to the Financial Statements

January 31, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2016.

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

KTL BAMBOO INTERNATIONAL CORP.

Notes to the Financial Statements

January 31, 2016

(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of January 31, 2016 and 2015.

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

NOTE 2. STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. On March 18, 2015, the Company increased its authorized shares of capital stock from 75,000,000 shares consisting of (i) 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), to 310,000,000 shares consisting of (i) 300,000,000 shares of Common Stock, and (ii) 10,000,000 shares of Preferred Stock. On March 18, 2015, the Company effected a reverse stock split of its Common Stock at a conversion rate of 1-for-2, with a result that the Company’s 5,000,000 shares of Common Stock outstanding immediately prior to the reverse stock split were converted into 2,500,000 shares of Common Stock outstanding immediately thereafter (the “Reverse Stock Split”). All share and per share numbers in this report relating to the Company’s Common Stock prior to the Reverse Stock Split have been adjusted to give effect to this conversion, unless otherwise stated.

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

As of January 31, 2016, there were no outstanding stock options or warrants.

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

Notes to the Financial Statements

January 31, 2016

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

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. For the six months ended January 31, 2016, the Company recorded $884 in depreciation.

NOTE 6. RELATED PARTY TRANSACTIONS

Mr. Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. As of November 12, 2015, Mr. Zasoryn forgave all loans due to him, in the aggregate amount of $2,217. As of January 31, 2016 and July 31, 2015, the amounts owed were $0 and $2,217, respectively.

A shareholder of the Company has, from time to time, loaned the Company funds for operating expenses. As of January 31, 2016, the balance was $30,240.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have generated only limited revenue from our prior business distribution of water filtration systems produced in China, and have incurred losses to date of $136,847.  In addition, our current liabilities exceed our current assets by $128,424. To date we have funded our operations through the limited revenues we generated, from advances from stockholders, and from the sale of common stock.  We intend on financing our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources until such time that funds provided by operations are sufficient to fund working capital requirements.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generate profitable operations.

Results of Operations

Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Revenues and Other Income

During the three months ended January 31, 2016, we did not realize any revenues from operations. During the three months ended January 31, 2015, we realized $0 in revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $70,035 for the three months ended January 31, 2016, compared to $12,290 for the three months ended January 31, 2015, which consisted primarily of general and administrative expenses. General and administrative expenses increased as a result of an increase in professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $67,818 or less than $(0.01) per share, for the three months ended January 31, 2016, compared to net loss of $12,290, or $(0.002) per share, for the three months ended January 31, 2015. The increase in net loss was the result of the winding down of our business distributing water filtration systems produced in China offset by a gain on the forgiveness of a debt for $2,217.

Six Months Ended January 31, 2016 Compared to the Six Months Ended January 31, 2015

Revenues and Other Income

During the six months ended January 31, 2016, we did not realize any revenues from operations. During the six months ended January 31, 2015, we realized $28,163 in revenues from operations. The decrease was the result of the winding down of our business distributing water filtration systems produced in China.

12

`

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $105,885 for the six months ended January 31, 2016, compared to $23,908 for the six months ended January 31, 2015, which consisted primarily of general and administrative expenses. General and administrative expenses increased as a result of an increase in professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $103,668 or $(0.04) per share, for the six months ended January 31, 2016, compared to net income of $4,255, or $0.001 per share, for the six months ended January 31, 2015. The increase in net loss was the result of the winding down of our business distributing water filtration systems produced in China offset by a gain on the forgiveness of a debt for $2,217.

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

As of January 31, 2016, we had no cash, we had liabilities of $128,424, and our working capital deficit was $128,424. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer draws only a small salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by our sole officer.

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

In the six months ended January 31, 2016, a shareholder made loans to us in the amount of $30,240 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2016, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended January 31, 2016, or subsequent period through the date hereof.

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

KTL BAMBOO INTERNATIONAL CORP.

Dated: March 21, 2016	By:	/s/ Andrey Zasoryn
	Name:	Andrey Zasoryn
	Title:	President, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

