Form 10-Q
period 2016-04-30
KTL Bamboo International Corp
filed 2016-06-07
CIK 1586727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number:	333-191545

MIRAMAR LABS, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0884221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Mayakovskogo Street, Birobidjan, Russia 679016
(Address of principal executive offices)

(775) 241-8308
(Registrant’s telephone number, including area code)

KTL BAMBOO INTERNATIONAL CORP.
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

Yes  ☒    No  ☐

As of June 7, 2016, there were 4,504,503 (post-split) shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

As previously reported in a Current Report on Form 8-K we filed with the Securities and Exchange Commission on May 31, 2016, on May 24, 2016, the sole member of our Board of Directors (the “Board”) authorized, and the holder (the “Majority Stockholder”) of approximately 80.0% of the issued and outstanding shares of our common stock, par value $0.001 per share (“Common Stock”), approved by written consent:

•	The change of our name from “KTL Bamboo International Corp.” to “Miramar Labs, Inc.” (the “Name Change”), and the filing of a Certificate of Amendment to our Amended and Restated Articles of Incorporation (the “Charter Amendment”) with respect to the Name Change. On May 26, 2016, we filed the Charter Amendment with the Nevada Secretary of State to effectuate the Name Change.

•	A 1.801801-for-1 forward stock split of our Common Stock in the form of a dividend (the “Forward Stock Split”) with a record date of May 31, 2016 (the “Record Date”). As a result of the Forward Stock Split, each holder of our Common Stock on the Record Date was entitled to receive 0.801801 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share.

All share and per share numbers in this report relating to our Common Stock prior to the Forward Stock Split have been adjusted to give effect to the Forward Stock Split, unless otherwise stated.

MIRAMAR LABS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Condensed Balance Sheets

	April 30,	July 31,
	2016	2015
	(unaudited)

ASSETS

Current assets
Other assets
Assembly plant, net	$30,679	$31,494
Furniture and equipment, net	4,455	4,967
Other assets	35,134	36,461

Total assets	$35,134	$36,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$101,180	$19,923
Payable to shareholder	43,604	2,217
Accrued expenses	6,000	3,500

Total current liabilities	150,784	25,640

Total liabilities	150,784	25,640

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized no shares issued and outstanding as of April 30, 2016 and July 31, 2015, respectively	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 4,504,503 and 4,504,503 shares issued and outstanding as of April 30, 2016 and July 31, 2015, respectively	4,505	4,505
Additional paid-in capital	39,495	39,495
Accumulated deficit	(159,650)	(33,179)
Total stockholders' equity (deficit)	(115,650)	10,821

Total liabilities and stockholders' equity (deficit)	$35,134	$36,461

See accompanying notes to unaudited condensed financial statements.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenue, net	$-	$-	$-	$28,163

Operating expenses
Direct costs of revenue	-	-	-	5,040
General and administrative	22,803	7,772	128,688	26,640

Operating loss	(22,803)	(7,772)	(128,688)	(3,517)

Other income (expense)
Gain on forgiveness of debt	-	-	2,217	-

Net loss	$(22,803)	$(7,772)	$(126,471)	$(3,517)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	4,504,503	4,504,503	4,504,503	4,504,503

See accompanying notes to unaudited condensed financial statements.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Condensed Statements of Cash Flows

For the Nine Months Ended April 30,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(126,471)	$(3,517)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,327	1,677
Changes in operating assets and liabilities:
Accounts payable	81,257	-
Accounts payable to related parties	-	2,217
Accrued expenses	2,500	-
Net cash provided by (used in) operating activities	(41,387)	377

Cash flows from financing activities:
Proceeds from advances from shareholder	41,387	-
Proceeds from related party loan	-	266
Repayments of related party loan	-	(776)
Net cash provided by (used in) financing activities	41,387	(510)

Net increase in cash	-	(133)

Cash at beginning of period	-	133

Cash at end of period	$-	$-

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Notes to the Condensed Financial Statements

April 30, 2016

(unaudited)

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

KTL Bamboo International Corp. (the “Company," “we,” “us,” “our,” or “KTL Bamboo”) was formed in the State of Nevada, under the name Spacepath, Inc., on December 28, 2012, to engage in the distribution of water filtration systems produced in China. Because the Company was not able to raise sufficient capital to execute its original business plan, the Company is now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. On March 18, 2015, the Company changed its name to KTL Bamboo International Corp. in connection with a potential business combination for which the Company determined not to proceed (the “Name Change”). As of the date of these condensed financial statements the Company does not have any definitive agreements and the Company has not entered into any definitive agreement to change the Company’s direction.

On May 24, 2016, the sole member of our Board of Directors (the “Board”) authorized, and the holder (the “Majority Stockholder”) of approximately 80.0% of the issued and outstanding shares of our common stock, par value $0.001 per share (“Common Stock”), approved by written consent: (1) The change of our name from “KTL Bamboo International Corp.” to “Miramar Labs, Inc.” (the “Name Change”), and the filing of a Certificate of Amendment to our Amended and Restated Articles of Incorporation (the “Charter Amendment”) with respect to the Name Change. On May 26, 2016, we filed the Charter Amendment with the Nevada Secretary of State to effectuate the Name Change; and (2) A 1.801801-for-1 forward stock split of our Common Stock in the form of a dividend (the “Forward Stock Split”) with a record date of May 31, 2016 (the “Record Date”). As a result of the Forward Stock Split, each holder of our Common Stock on the Record Date was entitled to receive 0.801801 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. See Notes 2 and 7.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended April 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending July 31, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended July 31, 2015 filed on November 13, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $126,471 and used cash in operating activities of $38,667 for the nine months ended April 30, 2016. The Company had working capital deficit, stockholders’ deficit and accumulated deficit of $150,784, $115,650, and $159,650, respectively, at April 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Notes to the Condensed Financial Statements

April 30, 2016

(unaudited)

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period condensed financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ deficit as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Notes to the Condensed Financial Statements

April 30, 2016

(unaudited)

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of April 30, 2016 and 2015.

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

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Notes to the Condensed Financial Statements

April 30, 2016

(unaudited)

On May 24, 2016, the sole member of our Board authorized, and the majority stock holder approved by written consent, the Forward Stock Split as of the Record Date. As a result of the Forward Stock Split, each holder of our Common Stock on the Record Date was entitled to receive 0.801801 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. See Notes 1 and 7.

As of April 30, 2016, there were no outstanding stock options or warrants.

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

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Property & Equipment – 30 years and Furniture and Equipment 5 years. For the nine months ended April 30, 2016, the Company recorded $1,327 in depreciation.

NOTE 6. RELATED PARTY TRANSACTIONS

Andrey Zasoryn, the Director and President of the Company, from time to time has loaned the Company funds for operating expenses. As of November 12, 2015, Mr. Zasoryn forgave all loans due to him, in the aggregate amount of $2,217. As of April 30, 2016 and July 31, 2015, the amounts owed were $0 and $2,217, respectively.

Commencing in June 2015, Andrey Zasoryn has been serving as our sole officer and director for consideration of approximately $3,000 per month.

A shareholder of the Company has, from time to time, loaned the Company funds for operating expenses. As of April 30, 2016, the balance was $43,604. The loans bear no interest, are unsecured and are due upon demand.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements other than as disclosed below.

MIRAMAR LABS, INC.

(f/k/a KTL Bamboo International Corp.)

Notes to the Condensed Financial Statements

April 30, 2016

(unaudited)

On May 24, 2016, the Board authorized, and the Majority Stockholder of our Common Stock, approved by written consent: (1) The Name Change, and the filing of the Charter Amendment with respect to the Name Change. On May 26, 2016, we filed the Charter Amendment with the Nevada Secretary of State to effectuate the Name Change; and (2) A Forward Stock Split as of the Record Date. As a result of the Forward Stock Split, each holder of our Common Stock on the Record Date was entitled to receive 0.801801 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share. All share and per share numbers in this report relating to our Common Stock prior to the Forward Stock Split have been adjusted to give effect to the Forward Stock Split, unless otherwise stated. See Notes 1 and 2.

A shareholder of the Company has, from time-to-time, loaned the company funds for operating expenses. As of April 30, 2016, the balance was $43,604. On June 7, 2016, the shareholder forgave all loans due to him.

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

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” are to Miramar Labs, Inc. (formerly known as KTL Bamboo International corp.).

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

Recent Developments

On May 24, 2016, the sole member of our Board of Directors (the “Board”) authorized, and the holder (the “Majority Stockholder”) of approximately 80.0% of the issued and outstanding shares of our common stock, par value $0.001 per share (“Common Stock’), approved by written consent:

•	The change of our name from “KTL Bamboo International Corp.” to “Miramar Labs, Inc.” (the “Name Change”), and the filing of a Certificate of Amendment to our Amended and Restated Articles of Incorporation (the “Charter Amendment”) with respect to the Name Change. On May 26, 2016, we filed the Charter Amendment with the Nevada Secretary of State to effectuate the Name Change.

•	A 1.801801-for-1 forward stock split of our Common Stock in the form of a dividend (the “Forward Stock Split”) with a record date of May 31, 2016 (the “Record Date”). As a result of the Forward Stock Split, each holder of our Common Stock on the Record Date was entitled to receive 0.801801 additional shares of our Common Stock for each one share owned, rounded up to the nearest whole share.

All share and per share numbers in this report relating to our Common Stock prior to the Forward Stock Split have been adjusted to give effect to the Forward Stock Split, unless otherwise stated.

Results of Operations

Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

Revenues and Other Income

During the three months periods ended April 30, 2016 and 2015, we did not realize any revenues from operations.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $22,803 for the three months ended April 30, 2016, compared to $7,772 for the three months ended April 30, 2015, which consisted primarily of general and administrative expenses. General and administrative expenses increased as a result of an increase in professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $22,803 or less than $(0.01) per share (post-split), for the three months ended April 30, 2016, compared to net loss of $7,772, or less than $(0.01) per share (post-split), for the three months ended April 30, 2015. The increase in net loss was the result of the winding down of our business distributing water filtration systems produced in China.

Nine Months Ended April 30, 2016 Compared to the Nine Months Ended April 30, 2015

Revenues and Other Income

During the nine months ended April 30, 2016, we did not realize any revenues from operations. During the nine months ended April 30, 2015, we realized $28,163 in revenues from operations. The decrease was the result of the winding down of our business distributing water filtration systems produced in China.

Expenses

Operating expenses, consisting entirely of general and administrative expenses (including professional fees) totaled $128,688 for the nine months ended April 30, 2016, compared to $31,680 for the nine months ended April 30, 2015, which consisted primarily of general and administrative expenses, $26,640. General and administrative expenses increased as a result of an increase in professional fees.

Net Losses

As a result of the foregoing, we incurred a net loss of $126,471 or $(0.03) per share (post-split), for the nine months ended April 30, 2016, compared to net loss of $3,517, or less than $(0.01) per share (post-split), for the nine months ended April 30, 2015. The increase in net loss was the result of the winding down of our business distributing water filtration systems produced in China offset by a gain on the forgiveness of a debt for $2,217.

Liquidity and Capital Resources

As of the date of this report, we generated only limited any revenues from our business operations. On July 12, 2013, we issued 3,603,602 shares of our Common Stock to Andrey Zasoryn, our founder, and sole officer and director, for cash in the aggregate amount of $4,000. We also sold 900,901 shares of our Common Stock in a public offering, which closed in 2014, for aggregate cash proceeds of $40,000.

As of April 30, 2016, we had no cash, we had liabilities of $150,784, and our working capital deficit was $150,784. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

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

In the nine months ended April 30, 2016, a shareholder made loans to us in the amount of $41,387 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

The Securities and Exchange Commission recently issued "Financial Reporting Release No. 60 Cautionary Advice About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on their accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2016, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our Current Reports on Form 8-K, or prior periodic reports, we did not sell any unregistered securities during the three month period ended April 30, 2016, or subsequent period through the date hereof.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation(1)

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer(2)

32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer(2)

101.INS	XBRL Instance Document(2)*

101.SCH	XBRL Schema Document(2)*

101.CAL	XBRL Calculation Linkbase Document(2)*

101.DEF	XBRL Definition Linkbase Document(2)*

101.LAB	XBRL Label Linkbase Document(2)*

101.PRE	XBRL Presentation Linkbase Document(2)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Filed with the SEC on May 31, 2016, as an exhibit to the registrant's Current Report on Form 8-K, dated May 24, 2016, which exhibit is incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRAMAR LABS, INC.

Dated: June 7, 2016	By:	/s/ Andrey Zasoryn
	Name:	Andrey Zasoryn
	Title:	President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

