Form 10-Q
period 2016-06-30
MIRAMAR LABS, INC.
filed 2016-08-11
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 001-37725

MIRAMAR LABS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0884221
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2790 Walsh Avenue Santa Clara, California 95051
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (408) 579-8700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2016, the registrant had 9,298,534 shares of common stock, $0.001 par value per share, outstanding.

MIRAMAR LABS, INC.
FORM 10-Q

“Miramar Labs”, “miraDry”, “miraDry and Design”, “Drop Design”, “miraWave”, “miraSmooth”, “miraFresh”, and “ML Stylized mark” are trademarks of our company. Our logo and our other trade names, trademarks and service marks appearing int his document are our property. Other trade names, trademarks and service marks appearing in this document are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in the document, appear without the TM or the (R) symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

EXPLANATORY NOTE
Miramar Labs, Inc. was originally incorporated as Spacepath, Inc. in Nevada on December 28, 2012. We subsequently changed our name to KTL Bamboo International Corp. on March 18, 2015 and changed our name again to Miramar Labs, Inc. on June 7, 2016. Prior to the Merger and Split-Off (each described below), we were in the business of distributing water filtration systems produced in China.
As previously reported in our Current Report on Form 8-K filed with the SEC on June 13, 2016 and amended on June 14, 2016, we declared a 1.801801-for-1 forward stock split of our common stock, par value $0.001 per share, on May 24, 2016 in the form of a dividend with the record date of May 31, 2016. On June 8, 2016, Financial Industry Regulatory Authority, Inc. (FINRA), notified us of its announcement of the payment date of the stock split as June 2, 2016 and ex-dividend date of the stock split as June 9, 2016. On the payment date, as a result of the stock split, each holder of our common stock, par value $0.001 per share, as of the record date received additional 0.801801 shares of our common stock for each share, resulting in issuance of additional 2,004,503 shares of common stock to 2,500,000 shares of our common stock before the stock split. As of the ex-dividend date, our common stock began trading on a post-split adjusted basis. Also on May 26, 2016, we changed our name to Miramar Labs, Inc. by filing the Certificate of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. Additionally, on June 7, 2016 (the “Closing Date”), we changed our domicile from the State of Nevada to the State of Delaware by reincorporation (the “Conversion”), and as a result of the Conversion, our corporate matters and affairs ceased to be governed by the Nevada Revised Statutes and became subject to the Delaware General Corporation Law. All share and per share numbers in this Report relating to our common stock have been adjusted to give effect to this forward stock split and this Conversiocn, unless otherwise stated. On the Closing Date, we adopted the Amended and Restated Certificate of Incorporation by filing the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and adopted the Amended and Restated Bylaws. Upon effectiveness of the Amended and Restated Certificate of Incorporation, we decreased our authorized capital stock from 300 million shares of common stock, par value $0.001 per share and 10 million shares of “blank check” preferred stock, par value $0.001 per share, to 100 million shares of common stock, par value $0.001 per share, and 5 million shares of “blank check” preferred stock, par value $0.001 per share.
On the Closing Date, our wholly-owned subsidiary, Miramar Acquisition Corp., a corporation formed in the State of Delaware on June 2, 2016 (the “Acquisition Sub”) merged with and into Miramar Technologies, Inc., a corporation incorporated in April 2006 in the State of Delaware, originally under the name of Miramar Labs, Inc. (“Miramar”) (such transaction, the “Merger”). Pursuant to the Merger, Miramar was the surviving corporation and became our wholly-owned subsidiary. All of the outstanding capital stock of Miramar was converted into shares of our common stock, as described in more detail below.
Further, immediately prior to the closing of the Merger, under the terms of a split-off agreement and a general release agreement (the “Split-Off Agreement”), the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Spacepath Enterprise Corp., a Nevada corporation formed on June 2, 2016 (the “Split-Off Subsidiary”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 3,603,602 shares of our common stock (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities (together, the “Split-Off”).
As a result of the Merger and the Split-Off, we discontinued our pre-Merger business, acquired the business of Miramar and continued the existing business operations of Miramar as a publicly-traded company under the name Miramar Labs, Inc.

At the Closing Date, each of the shares of Miramar’s common stock and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into shares of our common stock at a ratio of 1:0.07393 (the “Conversion Ratio”). Additionally, warrants to purchase shares of Miramar’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of our common stock at the Conversion Ratio. As a result, an aggregate of 4,068,263 shares of our common stock and warrants to purchase our common stock were issued to the holders of Miramar’s capital stock and warrants. Finally, 11,603,764 options to purchase shares of Miramar’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into 857,731 options to purchase shares of our common stock, after taking into account the Conversion Ratio.

On June 30, 2016, we closed a private placement offering in which we sold an aggregate of 51,759 shares of our common stock at a purchase price of $5.00 per share (the “Offering Price”). On July 21, 2016, we completed another closing of a private placement offering in which we sold an aggregate of 36,000 shares of our common stock at the Offering Price. On August 8, 2016, we closed another private placement offering in which we sold an aggregate of 80,100 shares of our common stock at the Offering Price. Together with our initial offering held on June 7, 2016 and the three subsequent closings, we sold an aggregate of 1,978,567 shares of our common stock and raised gross proceeds of approximately $9.9 million.
The Merger is being accounted for as a reverse-merger and recapitalization. Miramar is the acquirer for financial reporting purposes. Consequently, the assets, liabilities and operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of Miramar and will be recorded at the historical cost basis, and the condensed consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of Miramar up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger in this and all future filings with the SEC.
In addition, on the Closing Date, we changed our fiscal year from a fiscal year ending on July 31 of each year, which was used in our most recent quarterly report filed with the SEC, to one ending on December 31 of each year, which is the fiscal year end of Miramar.
We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) following the Merger. As a result of the Merger, we have ceased to be a shell company, as such term is defined in Rule 12b-2 under the Exchange Act.
As used in this Quarterly Report on Form 10-Q henceforward, unless otherwise stated or the context clearly indicates otherwise, the “Company,” the “Registrant,” “we,” “us” and “our” refer to Miramar Labs, Inc., incorporated in Delaware, after giving effect to the Merger and the Split-Off.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our miraDry System, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.
The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;

•	market acceptance of the miraDry energy based treatment;

•	the benefits of the miraDry treatment versus other solutions;

•	our ability to successfully sell and market the miraDry System in our existing and expanded geographies;

•	the performance of the miraDry System in clinical settings;

•	competition from existing technologies or products or new technologies and products that may emerge;

•	the implementation of our business model and strategic plans for our business and the miraDry System;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering the miraDry System;

•	our ability to obtain regulatory approval in targeted markets for the miraDry System;

•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;

•	our financial performance;

•	developments relating to our competitors and the healthcare industry; and

•
other risks and uncertainties, including those risk factors identified in Item 2.01, “Risk Factors,” of our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on June 13, 2016, and as amended on June 14, 2016.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.
Readers should read this Report in conjunction with the discussion in Item 2.01 of our Current Report on Form 8-K filed with the SEC on June 13, 2016, as amended on June 14, 2016, and the financial statements and notes thereto contained in that report, as well as the financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
MIRAMAR LABS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,653,227	$2,642,509
Accounts receivable, net	4,176,278	2,683,053
Inventories	4,210,940	4,791,741
Prepaid expenses and other current assets	816,157	290,481
Total current assets	17,856,602	10,407,784
Property and equipment, net	904,439	1,211,129
Restricted cash	295,067	295,067
Other noncurrent assets	19,560	11,860
TOTAL ASSETS	$19,075,668	$11,925,840
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discount	$9,962,979	$10,829,375
Accounts payable	1,661,189	1,288,107
Accrued and other current liabilities	4,264,322	3,572,441
Deferred revenue	251,038	739,786
Total current liabilities	16,139,528	16,429,709
Warrant liability	31,680	499,616
Deferred rent, noncurrent	96,712	112,065
Capital lease payable, noncurrent	6,737	16,865
TOTAL LIABILITIES	16,274,657	17,058,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $.001 par value - 40,000,000 shares authorized and 2,826,981 shares issued and outstanding at December 31, 2015 (Liquidation preference of $61,179,942). No shares outstanding at June 30, 2016	—	61,179,942
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value - 2,100,000 shares authorized and 147,864 shares issued and outstanding at December 31, 2015 (Liquidation preference of $2,000,000). No shares outstanding at June 30, 2016	—	148
Series B convertible preferred stock, $0.001 par value - 9,000,000 shares authorized and 589,784 shares issued and outstanding at December 31, 2015 (Liquidation preference of $14,359,244). No shares outstanding at June 30, 2016	—	590
Common stock, $0.001 par value - 100,000,000 and 105,000,000 shares authorized and 9,182,434 and 398,540 shares issued and outstanding at June 30, 2016 and December 31, 2015	9,182	399
Additional paid-in capital	109,321,550	27,133,634
Accumulated deficit	(106,529,721)	(93,447,128)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,801,011	(66,312,357)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,075,668	$11,925,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$7,444,698	$5,068,646	$11,732,031	$8,029,079
Cost of revenue	3,394,782	2,657,860	5,423,339	4,002,941
Gross margin	4,049,916	2,410,786	6,308,692	4,026,138
Operating expenses:
Research and development	823,405	1,280,989	1,744,993	2,749,340
Selling and marketing	3,503,263	3,117,497	6,526,272	6,244,210
General and administrative	1,507,256	1,267,049	2,845,252	2,594,387
Total operating expenses	5,833,924	5,665,535	11,116,517	11,587,937
Loss from operations	(1,784,008)	(3,254,749)	(4,807,825)	(7,561,799)
Interest income	2,589	1,647	3,729	3,787
Interest expense	(347,299)	(262,279)	(663,047)	(543,818)
Loss on debt conversion	(8,062,001)	—	(8,062,001)	—
Other income, net	422,722	11,473	448,076	76,852
Net loss before provision for income taxes	(9,767,997)	(3,503,908)	(13,081,068)	(8,024,978)
Provision for income taxes	—	—	(1,525)	(1,425)
Net and comprehensive loss	(9,767,997)	(3,503,908)	(13,082,593)	(8,026,403)
Accretion of redeemable convertible preferred stock	—	(30,097)	—	(43,117)
Net loss attributable to common stockholders	$(9,767,997)	$(3,534,005)	$(13,082,593)	$(8,069,520)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,380,134	385,271	1,389,322	385,271
Net loss per share attributable to common stockholders, basic and diluted	$(4.10)	$(9.17)	$(9.42)	$(20.95)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Redeemable
Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balances at December 31, 2014	2,826,981	$61,179,942	737,648	$738	385,294	$385	$26,478,755	$(78,952,880)	$(52,473,002)
Exercise of stock options at $1.35- $8.66 per share for cash in October 2015	—	—	—	—	13,246	14	51,079	—	51,093
Series D redeemable preferred stock issuance cost	—	(3,117)	—	—	—	—		—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,117	—	—	—	—	(3,117)	—	(3,117)
Stock-based compensation	—	—	—	—	—	—	606,917	—	606,917
Net and comprehensive loss	—	—	—	—	—	—	—	(14,494,248)	(14,494,248)
Balances at December 31, 2015	2,826,981	$61,179,942	737,648	$738	398,540	$399	$27,133,634	$(93,447,128)	$(66,312,357)
Exercise of stock options at $6.63 - $8.66 per share for cash in April 2016	—	—	—	—	3,267	3	24,619	—	24,622
Issuance of common stock, net of offering costs of $660,984	—	—	—	—	1,452,626	1,452	6,600,695	—	6,602,147
Issuance of common stock for conversion of February 2016 convertible notes	—	—	—	—	2,418,628	2,418	12,090,633	—	12,093,051
Issuance of common stock for conversion of May 2016 convertible notes	—	—	—	—	409,841	410	2,048,884	—	2,049,294
Issuance of common stock to KTL Bamboo International Corp	—	—	—	—	900,000	900	(900)	—	—
Conversion of preferred stock to common stock in connection with the merger	(2,826,981)	(61,179,942)	(737,648)	(738)	3,611,857	3,612	61,177,068	—	61,179,942
Common stock repurchased in connection with the merger	—	—	—	—	(12,325)	(12)	(61,684)	—	(61,696)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	—	53,436	—	53,436
Issuance of common stock warrants	—	—	—	—	—	—	(31,680)	—	(31,680)
Stock-based compensation	—	—	—	—	—	—	286,845	—	286,845
Net and comprehensive loss	—	—	—	—	—	—	—	(13,082,593)	(13,082,593)
Balances at June 30, 2016	—	$—	—	$—	9,182,434	$9,182	$109,321,550	$(106,529,721)	$2,801,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,082,593)	$(8,026,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	280,577	366,312
Loss on debt conversion	8,062,001	—
Loss on disposal of fixed assets	—	1,475
Stock-based compensation	286,845	282,437
Change in preferred stock warrant value	(446,180)	(78,733)
Amortization of debt discount and issuance costs	223,663	87,747
Changes in operating assets and liabilities
Accounts receivable	(1,493,225)	226,882
Inventories	748,945	338,691
Prepaid expenses and other current assets	(525,676)	(602)
Other noncurrent assets	(7,700)	—
Accounts payable	373,082	(94,529)
Accrued and other current liabilities	690,486	197,601
Deferred revenue	(488,748)	(139,014)
Net cash used in operating activities	(5,378,523)	(6,838,136)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(142,031)	(117,897)
Net cash used in investing activities	(142,031)	(117,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Redeemable convertible preferred stock issuance costs	—	(43,118)
Net proceeds from issuance of common stock	6,626,769	—
Repurchase of common stock	(61,696)	—
Proceeds from issuance of notes payable	5,145,067	116,065
Principal payments on capital leases	(24,086)	(28,533)
Payments on notes payable	(154,782)	(1,605,259)
Net cash provided by (used in) financing activities	11,531,272	(1,560,845)
Net increase (decrease) in cash and cash equivalents	6,010,718	(8,516,878)
Cash and cash equivalents at beginning of period	2,642,509	13,484,740
Cash and cash equivalents at end of period	$8,653,227	$4,967,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$396,638	$450,879
Cash paid for taxes	$1,525	$1,425
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable preferred stock to redemption value	$—	$43,117
Net transfer to inventory from leased equipment	$(168,143)	$(89,975)
Conversion of preferred stock and warrants to common stock and warrants	$76,827,313	$—
Common stock issued to convert notes payable	$14,142,345	$—
Issuance of common stock warrants	$31,680	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Background and Organization
On June 7, 2016 (the “Closing Date”), the Company, Acquisition Sub and Miramar entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Miramar, and Miramar became the surviving corporation and thus became the Company’s wholly-owned subsidiary (the “Merger”). Prior to the Merger, the Company discontinued its prior business of distributing water filtration systems produced in China, and acquired the business of Miramar, which designs, manufactures and markets the miraDry System, which is designed to eliminate axillary, or underarm, sweat.
At the Closing Date, each of the shares of Miramar’s common stock and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into shares of the Company’s common stock at a ratio of 1:0.07393 (the “Conversion Ratio”). Additionally, warrants to purchase shares of Miramar’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of the Company’s common stock at the Conversion Ratio.
The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Miramar is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Miramar before the Merger in future filings with the SEC. For more details on the Merger, please see “Explanatory Note” section above and Item 2.01 of our Current Report on Form 8-K filed with the SEC on June 13, 2016, as amended on June 14, 2016.
The Company and its wholly-owned subsidiary, Miramar, develop clinical systems to address hyperhidrosis. In January 2011, Miramar received approval from the U.S. Food and to Drug Administration (FDA), to market the miraDry System to eliminate underarm sweat glands. The Company’s principal markets are the United States, Asia-Pacific and Europe. During 2012, Miramar Technologies, Inc. commercially launched its first product, the miraDry System, a clinical system to address hyperhidrosis.
Miramar has a wholly-owned subsidiary, Miramar Labs HK Limited, which was incorporated under the laws of Hong Kong in January 2013. Miramar Labs HK Limited commenced its operations during 2013 to oversee operations in Asia and is located in Hong Kong.
The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the SEC, for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. These condensed consolidated financial statements are prepared on the same basis and should be read in conjunction with the audited financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2015. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.
In the opinion of management, these financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.
The accompanying financial statements are prepared on a going concern basis which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, Miramar Labs, Inc. had incurred net losses and negative cash flows from operations. From April 4, 2006 (date of inception) to June 30, 2016, Miramar Labs, Inc. had an accumulated deficit of $106,529,721. The Company has not achieved positive cash flow from operations. To date, the Company has been funded primarily by preferred stock and debt financings. In order to continue its operations, the Company must raise additional equity or debt financing and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to the Company, or at all. The failure to obtain sufficient funds on acceptable terms, when needed, could have a material, adverse effect on the Company’s business, results of operations, and future cash flows.
To achieve profitable operations, the Company must successfully continue to develop, enhance, manufacture, and market its products. There can be no assurance that any such products can continue to be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect upon the Company’s financial results, financial position and future cash flows.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to inventory valuation and reserves, warranty accruals, deferred tax asset valuation allowance and valuation of equity and equity-linked instruments (common stock, options and warrants).
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with one financial institution in the United States of America. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. At June 30, 2016, the Company’s uninsured cash balances totaled $8,118,489.
The Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company generally does not charge interest on past due accounts. The Company’s customers representing greater than 10% of accounts receivable and revenue were as follows:

	Revenue		Accounts Receivable
	Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015
Customer A	16%	*	30%	*
Customer B	*	*	11%	12%
Customer C	*	16%	*	20%
Customer D	*	*	*	23%

Sales in North America consisted of 43% and 43% of total revenue, in the six month periods ended in June 30, 2016 and 2015, respectively. The remainder of the Company’s sales came primarily from Asia-Pacific and Europe. Generally, the second quarter tends to be stronger than the third quarter, when vacations and holidays are more prevalent in North America and Europe.
Amplifiers used in the production of the miraDry system are manufactured in the United States and bioTips are manufactured in China. These single source suppliers of these critical components may not be replaced without significant effort and delay in production. If the operations of these manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, the Company may be limited in its ability to fulfill customer orders or to repair equipment at current customer sites.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2016, as compared to the significant accounting policies described in the Company’s financial statements for the year ended December 31, 2015, filed on Form 8-K on June 13, 2016.
Recent Accounting Pronouncements
Our critical accounting policies are disclosed in our financial statements for the year ended December 31, 2015, filed on Form 8-K on June 13, 2016.
Our critical accounting policies have not changed during the three or six months ended June 30, 2016.  Furthermore, the preparation of our consolidated financial statements is in conformity with GAAP. The preparation of our consolidated financial statements requires management to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

3.	Balance Sheet Components
Inventories

	June 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$2,092,021	$2,132,655
Work in progress	1,284,180	1,263,019
Finished goods	834,739	1,396,067
	$4,210,940	$4,791,741

Property and Equipment, Net

	June 30, 2016	December 31, 2015
	(Unaudited)
Leasehold Improvements	$844,360	$844,360
Machinery and equipment	1,498,016	1,355,986
Computer and office equipment	241,291	241,291
Software	326,992	326,992
Furniture and fixtures	114,564	114,564
Leased equipment	—	168,143
	3,025,223	3,051,336
Less: Accumulated depreciation and amortization	(2,120,784)	(1,840,207)
	$904,439	$1,211,129

No capital leases were entered into during the year ended December 31, 2015 or the six month period ended June 30, 2016. Depreciation and amortization expense was $280,577 and $366,312 for the six-month periods ended June 30, 2016 and 2015, respectively. There was no leased equipment at June 30, 2016 due to the discontinuation of the Market Validation Program.
At June 30, 2016 and December 31, 2015, substantially all of the property and equipment was located at the Company’s corporate headquarters in the United States.
Accrued Liabilities

	June 30, 2016	December 31, 2015
	(Unaudited)
Accrued payroll and related expenses	$1,457,197	$1,457,534
Accrued royalty	1,598,256	1,226,973
Accrued warranty	205,000	217,000
Accrued marketing	223,000	165,600
Accrued clinical expenses	29,500	2,600
Accrued legal	257,700	112,000
Capital lease payable, current	19,952	33,909
Deferred rent, current	26,655	18,672
Accrued other expenses	447,062	338,153
	$4,264,322	$3,572,441

Accrued Warranty
The Company regularly reviews the accrued warranty balance and updates as necessary based on sales and warranty trends. The warranty accrual as of June 30, 2016 and December 31, 2015 consisted of the following activity:

Warranty accrual, December 31, 2014	$253,000
Accruals for product warranty	427,467
Cost of warranty claims	(463,467)
Warranty accrual, December 31, 2015	$217,000
Accruals for product warranty	182,676
Cost of warranty claims	(194,676)
Warranty accrual, June 30, 2016	$205,000

4.	Fair Value of Financial Instruments
Fair Value Measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (the observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (the unobservable inputs). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.
The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The three hierarchy levels are defined as follows:

Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities identical assets and liabilities;

Level 2
Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$31,680	$31,680

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$499,616	$499,616

There were no transfers between Level 1, 2 and 3 of the fair value hierarchy during the six months ended June 30, 2016 and 2015.
Assumptions used in valuing the warrant liabilities are discussed in Note 9 below. The principal assumptions used, and their impact on valuations were as follows:
Stock Price - As a private company, there was no actively traded market for the Company’s stock and the Company used commonly accepted valuation techniques such as the discounted cash flows, market comparables and recent actual stock sales to derive an estimate of the fair value of its stock. An increase in value of the stock will increase the value of the warrant liability. Upon closing of the Merger, the Company became a publicly traded company and began using its publicly traded stock price.
Risk-Free Interest Rate - This is the U.S. Treasury rate for the measurement date having a term equal to the weighted average expected remaining term of the instrument. An increase in the risk-free interest rate will increase the fair value of the warrant liability.
Expected Remaining Term - This is the period of time over which the instrument is expected to remain outstanding and is based on management’s estimate, taking into consideration the remaining contractual life, historical experience and the possibility of liquidation. An increase in the expected remaining term will increase the fair value of the warrant liability.
Expected Volatility - This is a measure of the amount by which the Company’s common stock price has fluctuated or is expected to fluctuate. The Company uses the historic volatility of a group of comparable peer publicly traded companies over the retrospective period corresponding to the expected remaining term of the instrument on the measurement date. An increase in the expected volatility will increase the fair value of the warrant liability. Since the Company is newly public, it does not have sufficient trading history to estimate it’s own volatility.
Dividend Yield - The Company has not made any dividend payments and does not plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease the fair value of the warrant liability.
The changes in the warrant liability are summarized below:

Fair value at December 31, 2014	$371,039
Fair value of warrants issued during the year	234,719
Change in fair value recorded in interest and other income, net	(106,142)
Fair value at December 31, 2015	$499,616
Fair value of warrants issued during the period	31,680
Conversion to common stock warrants	(53,436)
Change in fair value recorded in interest and other income, net	(446,180)
Fair value at June 30, 2016	$31,680

5.	Related Party Transactions
Miramar Technologies, Inc. was formed at an incubator, The Foundry, LLC, or The Foundry, a company which provides seed capital and management services to its investees. Certain employees of The Foundry serve as members of the Company’s Board of Directors (the “Board”) and own shares of our common stock. The total amount reimbursed to The Foundry for services provided as members of the Board was $31,785 and $31,834, for the six months ended June 30, 2016 and 2015, respectively.
In February 2008, Miramar Technologies, Inc. entered into a technology license and royalty agreement with The Foundry wherein Miramar Technologies, Inc. agreed to pay The Foundry a royalty of 1.5% of sales of the licensed products and 1.5% of the patented products, up to a maximum of $30 million. In March 2013, the total royalty percentage increased from 1.5% to 3.0% due to the issuance of a patent covering certain products of the Company. The total amount payable to The Foundry as of June 30, 2016 and December 31, 2015 was $1,598,256 and $1,226,973, respectively, which included interest accrued at the annual interest rate of the prime rate quoted by the Wall Street Journal plus 1% beginning on the first day of the calendar quarter to which such payment relates. No royalties were paid during the six months ended June 30, 2016 or in the year ended December 31, 2015.

6.	Commitments and Contingencies

Indemnification Agreements
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
The Company has entered into indemnification agreements with its directors and certain executive officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors and officers, other than liabilities arising from willful misconduct of the individual.
No liability associated with such indemnifications has been recorded at June 30, 2016 or December 31, 2015.
Legal Claims
On July 20, 2015, a lawsuit alleging product liability, breach of warranty and negligence was filed against the Company in the Orange County Superior Court. The plaintiff alleged, among other things, that the Company was liable to plaintiff for injuries suffered due to defects in a certain miraDry device. We believe that there is no merit to the claims against the Company and the Company intends to vigorously defend the lawsuit, but the outcome of any potential litigation matter is uncertain. Management does not believe that resolution of this matter will have a material negative effect on our operating results.
Other than the foregoing, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that it is probable that a liability has been incurred, and when the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.
Operating and Capital Leases
Rent expense under the Company’s operating leases was $289,282 and $284,824 for the six-month periods ended June 30, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent payable and rent expense on a straight-line basis is recorded as deferred rent and amortized over the period of the lease.
The aggregate future minimum lease payments under all leases are as follows:

	Operating Lease	Capital Leases
Six months ended December 31, 2016	$315,033	$10,512
Year ending December 31, 2017	552,207	17,249
Year ending December 31, 2018	568,773	—
Year ending December 31, 2019	241,592	—
Total minimum lease payments	$1,677,605	27,761
Less: Amount representing interest		(1,072)
Present value of minimum lease payments		26,689
Less: current portion of capital leases		(19,952)
		$6,737

7.	Notes Payable
In August 2015, the Company refinanced the outstanding balance of the $10 million loan and security agreement entered into in June 2013. The new agreement provided for the issuance of secured promissory notes in the aggregate principal amount of up to $20 million to be drawn down in two additional tranches of $5 million each, subject to certain financial milestones. The refinanced $10 million promissory note accrues interest at 7.80% per annum and monthly interest payments commenced on September 1, 2015. Principal and interest payments will commence on January 1, 2017.
All borrowings under the agreement are collateralized by substantially all of the Company’s assets. There are no significant financial covenants. The agreement contains a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment of all outstanding principal and interest amounts plus a prepayment fee. Due to the subjective acceleration clause, the outstanding notes payable are classified as current in the accompanying Consolidated Balance Sheets. As of June 30, 2016, the Company was in compliance with the debt covenants.
In December 2015, the Company entered into a note purchase agreement with existing private investors to draw down up to $1.5 million for working capital purposes. The Company subsequently issued $1.3 million of convertible promissory notes (“December 2015 Notes”). In February 2016, the Company entered into another note purchase agreement (“February 2016 NPA”) with existing private investors to draw down up to$2.7 million for working capital purposes. If the investors agreed to purchase the full amount available under the February 2016 NPA, the December 2015 Notes would be canceled and the February 2016 NPA would be increased by the outstanding principal and interest due on the December 2015 Notes. The Company subsequently canceled and reissued $1.3 million of the December 2015 Notes and issued $2.7 million of convertible promissory notes (“February 2016 Notes”). In May 2016, the Company increased the aggregate principal amount of the notes that may be issued under the February 2016 Notes from $2.7 million to $4.85 million and subsequently issued $2.0 million of additional convertible promissory notes.
Per the terms of the notes, interest was accrued at 8% per year and were due at the earliest of a liquidation event or one year from date of issuance. In the event of a qualified equity financing, the outstanding principal and interest on the notes payable would automatically convert into shares of the qualified financing shares at a price equal to the price per share paid by the investors in the qualified equity financing. In the event of a non-qualified financing, the shares would be converted at the option of the majority of the investors. If there was no financing event prior to the maturity date, the outstanding principal and interest on the notes payable would automatically convert into shares of Series D preferred stock at $21.64 per share.
In June 2016, in connection with the Merger, $6 million of outstanding notes were converted into 2,828,469 shares of common stock. The notes that were not converted according to their original conversion terms incurred a loss on debt conversion of $8,062,001.
The Company entered into short term financing agreements for insurance premiums with nine month payment terms and interest rates ranging from 4.95% to 5.18%. The outstanding balance of the financing agreements was $307,643 at June 30, 2016 and $40,889 at December 31, 2015.
Annual future principal payments under the notes payable are as follows:

Six months ended December 31, 2016	$221,897
Year ended December 31, 2017	3,477,349
Year ended December 31, 2018	3,665,814
Year ended December 31, 2019	2,942,582
Total payments	10,307,642
Less: Unamortized debt discount	(344,663)
Carrying value of notes payable	$9,962,979

8.	Common Stock
The Company’s amended Articles of Incorporation authorize the Company to issue 100,000,000 shares of $0.001 common stock. The common stockholders are entitled to elect three members to the Board. The holders of common stock are also entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board. As of June 30, 2016, no dividends have been declared to date. In June 2016, upon the closing of the Merger, 1,452,626 shares of common stock were issued in exchange for cash proceeds, net of issuance costs, of $6,602,147 and 900,000 shares were issued to the shareholders of KTL Bamboo International Corp.
At June 30, 2016, the Company had reserved common stock for future issuance as follows:

Exercise of options under stock plan	855,888
Issuance of options under stock plan	644,844
Exercise of common stock warrants	79,940
1,580,672

9.	Convertible Preferred Stock
In June 2016, upon the closing of the Merger, all of the Company’s outstanding preferred stock of 3,564,629 shares was converted into 3,611,857 shares of common stock and the authorized preferred stock was decreased to 5,000,000 shares of “blank check” preferred stock, par value of $0.001 per share.
Convertible preferred stock at December 31, 2015 consisted of the following:

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Carrying Value

Series A	2,100,000	147,864	$13.53	$2,000,000	$1,966,935
Series B	9,000,000	589,784	24.35	14,359,244	14,261,779
Series C	23,000,000	1,625,203	21.64	35,171,735	35,171,735
Series D	17,000,000	1,201,778	21.64	26,008,207	26,008,207
	51,100,000	3,564,629		$77,539,186	$77,408,656

10.	Stock Warrants
In June 2016, the Company issued warrants to purchase 8,952 shares of the common stock in conjunction with the Merger at an exercise price of $5.00. The Company determined the value of the warrants on the date of issuance to be $21,870 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of common stock of $5.00, volatility of 57%, risk-free interest rate of 1.23%, and a contractual life of five years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents issuance costs, is recorded to additional paid in capital. The warrants expire June 6, 2021.
In June 2016, the Company issued warrants to purchase 4,064 shares of the common stock in conjunction with the Merger at an exercise price of $5.00. The Company determined the value of the warrants on the date of issuance to be $9,810 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of common stock of $5.00, volatility of 56%, risk-free interest rate of 1.01%, and a contractual life of five years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents issuance costs, is recorded to additional paid in capital. The warrants expire June 29, 2021.
Total outstanding warrants as of June 30, 2016 are as follows:

	Number of Warrants	Exercise Price	Fair Value at date of issuance
November 2010 warrants issued with Series C convertible preferred stock	12,117	$21.64	$212,409
January 2011 warrants issued with Series C convertible preferred stock	19,042	21.64	259,355
December 2011 warrants issued with Series A convertible preferred stock	1,109	13.53	6,930
June 2013 warrants issued in conjunction with note purchase agreement	9,241	21.64	152,750
April 2014 warrants issued in conjunction with drawdown on note purchase agreement	9,242	21.64	149,250
August 2015 warrants issued with refinance of note purchase agreement	16,173	21.64	234,719
June 2016 warrants issued with in conjunction with merger	13,016	5.00	31,680
Total outstanding warrants	79,940

For the six month period ended June 30, 2016 and 2015, respectively, $446,180 and $78,733 were recorded to other income from the revaluation of the warrants to fair market value.
The following assumptions were used in the Black-Scholes model to value the outstanding warrants:

	Six Months Ended June 30,	Year Ended December 31,
	2016	2015
Expected term (years)	.50 - 9.10	.94 - 9.60
Expected volatility	56%	57%
Risk-free interest rate	.39% -1.78%	.65% - 2.27%
Annual dividend rate	—%	—%
Stock Price	$5.00 - $22.05	$11.50- $22.05

11.	Stock Option Plan
The following table summarizes activity under the 2006 Stock Option Plan (the “Plan”) for the six month period ended June 30, 2016 and year ended December 31, 2015:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	66,354	629,559	$6.49
Additional shares reserved	221,797
Options granted	(271,414)	271,414	7.57
Options exercised		(13,246)	3.92
Options forfeited	31,823	(31,823)	7.17
Balance, December 31, 2015	48,560	855,904	$6.76
Additional shares reserved	599,564
Options granted	(15,689)	15,689	7.58
Options exercised		(3,296)	7.47
Options forfeited	12,409	(12,409)	7.37
Balance, June 30, 2016	644,844	855,888	$6.81
The following table summarizes information about stock options outstanding at June 30, 2016:

	Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.36	33,339	0.82	$1.36	$121,354	33,339	$1.36	$121,354
2.44	8,501	1.80	2.44	21,763	8,501	2.44	21,763
4.33	29,553	3.60	4.33	19,801	29,553	4.33	19,801
6.36	42,900	2.48	6.36	—	42,900	6.36	—
6.63	317,753	8.09	6.63	—	181,960	6.63	—
7.44	91,842	5.44	7.44	—	91,842	7.44	—
7.58	280,126	8.87	7.58	—	80,793	7.58	—
8.66	51,874	6.52	8.66	—	46,763	8.66	—
	855,888	7.18	$6.81	$162,918	515,651	$6.54	$162,918

Stock-Based Compensation Associated with Awards to Employees
During the six month period ended June 30, 2016, the Company granted stock options to employees to purchase 15,689 shares of common stock with a weighted-average grant date fair value of $7.58. Stock-based employee compensation expense recognized during the six-month periods ended June 30, 2016 and 2015 was $243,464 and $264,519, respectively. As of June 30, 2016, there were total unrecognized compensation costs of $851,217 related to these stock options. These costs are expected to be recognized over a period of approximately 2.15 years.
The total fair value of employee options vested during the six-month periods ended June 30, 2016 and 2015 was $263,897 and $421,447, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

	June 30, 2016	December 31, 2015
Expected term (in years)	5.81 years	5.65 years
Expected volatility	48%	49%
Risk-free interest rate	1.38% -1.54%	1.43% -1.74%
Dividend yield	—%	—%
Stock-Based Compensation Associated with Awards to Non-employees
In April 2015, the Company granted stock options to a board advisor to purchase 99,312 shares of common stock at $7.57. Stock-based compensation expense recognized during the six-month periods ended June 30, 2016 and 2015 was $43,381 and $17,917, respectively. As of June 30, 2016, there were total unrecognized compensation costs of $221,066 related to these stock options. These costs are expected to be recognized over a period of approximately 2.79 years.
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model. The fair value of stock options granted to non-employees was estimated using the following assumptions as of June 30, 2016 and December 31, 2015:

Expected term (in years)	5.67 years
Expected volatility	49%
Risk-free interest rate	1.43%
Dividend yield	—%

12.	Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board. The Company accrues for a 100% match for employee contributions up to $1,000.

13.	Net Loss per Share
The Company’s basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,767,997)	$(3,503,908)	$(13,082,593)	$(8,026,403)
Accretion of redeemable convertible preferred stock	—	(30,097)	—	(43,117)
Net loss attributable to common stockholders	(9,767,997)	(3,534,005)	(13,082,593)	(8,069,520)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,380,134	385,271	1,389,322	385,271
Net loss per share attributable to common stockholders, basic and diluted	$(4.10)	$(9.17)	$(9.42)	$(20.95)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Convertible preferred stock (if converted)	—	3,611,876	—	3,611,876
Stock warrants	79,940	50,751	79,940	50,751
Options to purchase common stock	855,888	840,027	855,888	840,027

14.	Subsequent Events
In June 2016, the Board approved repricing of outstanding stock options to current employee and consultant option holders. In exchange for extending the vesting of options for an additional six months, the price of the outstanding stock grants was amended to $5.00 per share. The offer expired on July 12, 2016. Outstanding option shares of 744,133, ranging in grant prices from $6.36 to $8.66, were approved by the Board on July 14, 2016 and were repriced as part of the program.
In July and August 2016, the Company sold 116,100 additional shares of common stock at $5.00 per share in connection with its private placement, for cash proceeds, net of issuance costs, of $557,885.
The FDA performed a routine inspection from July 25, 2016 through August 1, 2016. A Form FDA 483 listing one observation related to complaint handling and reporting and a second observation related to the documentation of CAPA activities was issued. Corrective actions for each item are in process and will be completed in a timely manner.
Management has evaluated all transactions and events through August 11, 2016, the date on which these financial statements were issued and did not note any items that would adjust the financial statements or require additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” discussed in our Current Report on Form 8-K filed with the SEC on June 13, 2016, which is incorporated by reference herein, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
References in this section to “Miramar,” “we,” “us,” “our,” “the Company” and “our Company” refer to Miramar Labs, Inc. and its consolidated subsidiary, Miramar Technologies, Inc.
On June 7, 2016, our wholly-owned subsidiary, Miramar Acquisition Corp., a corporation formed in the State of Delaware on June 2, 2016, or the Acquisition Sub, merged with and into Miramar Technologies, Inc., a corporation incorporated on April 2006 in the state of Delaware (the “Merger”). Pursuant to the Merger, Miramar Technologies, Inc. was the surviving corporation and became Miramar Labs, Inc.’s wholly-owned subsidiary. All of the outstanding stock of Miramar Technologies, Inc. was converted into shares of our common stock.
Prior to the Merger and pursuant to the Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and the cancellation of 3,603,602 shares of our common stock. This transaction was accounted for as a reverse acquisition and recapitalization with Miramar Technologies, Inc. being the accounting acquirer.
As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Miramar and will continue the existing business operations of Miramar as a publicly-traded company under the name Miramar Labs, Inc.
As the result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles, the historical financial results of Miramar, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.
The following discussion highlights Miramar’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Miramar’s audited and unaudited financial statements contained in this Report, which we have prepared in accordance with GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation
The audited consolidated financial statements of Miramar for the fiscal years ended December 31, 2015 and 2014, and the unaudited consolidated condensed financial statements of Miramar for the three months ended June 30, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Company Overview
We are a medical technology company focused on developing and commercializing products utilizing our proprietary microwave technology platform.
Our first commercial product, the miraDry System, is designed to ablate axillary, or underarm, sweat glands through the precise and non-invasive delivery of energy to the region where sweat glands reside. The energy generates heat which results in thermolysis of the sweat glands. At the same time, a continuous hydro-ceramic cooling system protects the superficial dermis and keeps the heat focused at the sweat glands. Because sweat glands do not regenerate after the treatment, we believe the results are lasting. Microwaves are the ideal technology as the energy can be focused directly at the fat and dermal junction where the glands reside.
We received clearance from the FDA in January 2011 and received CE mark approval in December 2013 to market miraDry for the treatment of primary axillary hyperhidrosis and for axillary hair removal in June 2015. We sell our miraDry System to dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. We generate revenue from sales of our miraDry System and the sale of consumables to our customers who are required to use a new consumable for each patient they treat.
As of June 30, 2016, we had an installed base of approximately 800 miraDry Systems worldwide and over 70,000 miraDry procedures have been performed. We generated revenues of $17.2 million for the year ended December 31, 2015, and $7.4 million and $11.7 million for the three and six months ended June 30, 2016, respectively. We had net losses of $14.5 million, $9.8 million, and $13.1 million, respectively, for the same periods. The net losses in 2016 included a non-cash charge of $8.0 million for the loss associated with the debt conversion as part of the APO transaction.
We utilize our direct sales organization to selectively market and sell miraDry in our North American market, which includes the United States and Canada. In our markets located outside of North America, we market and sell miraDry through a network of distributors. Our sales force and distributors target dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis who express a willingness to position miraDry as a premium and differentiated treatment and to participate in our global marketing and support programs.
Revenues from markets outside of North America comprised 57% of our total revenues for the year ended December 31, 2015 and 57% for the six months ended June 30, 2016. We have over 40 international markets outside of North America in Asia, Europe, the Middle East and South America.
We are driving growth in miraDry procedures through our physician marketing programs, which provide physicians with sales training, practice marketing, and support services through our direct selling in North America. For sales outside of North America, we are working with our distributors by sharing our marketing materials and programs that may be applicable to certain markets in addition to investing in marketing support in each of these markets. After we establish a significant installed base of miraDry Systems in specific markets, we plan to use targeted consumer marketing, advertising, and promotional activities in these markets to increase demand for miraDry.
Our business is dependent upon the success of miraDry, and we cannot guarantee that we will be successful in significantly expanding physician and patient demand for miraDry procedures. In addition, we will continue to incur significant expenses for the foreseeable future as we expand our commercialization and other business activities, and as a result, we cannot guarantee that we will be able to achieve or maintain our profitability.
We generated revenue of $7.4 million and $5.1 million, and had net losses of $9.8 million and $3.5 million, for the three months ended June 30, 2016 and 2015, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

•	increase sales and marketing personnel to support our targeted sales growth particularly in the United States and expansion in Asia;

•	add personnel and outside services to support our product development and clinical efforts;

•	seek regulatory approval of new products and indications in the United States and in foreign countries;

•	scale our manufacturing operations; and

•	operate as a public company.
Accordingly, we may seek to fund our operations through public or private equity, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, if at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new applications into our miraDry System.

Components of Statements of Operations
Revenue
Product revenue consists of sales of miraDry Systems, as well as consumables (referred to as “bioTips”), accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by customer service, the product can be shipped generally at the time the order is received or when the financial considerations are met. Installation and training are coordinated with customers in accordance with their availability but generally completed within a week or two of the shipment.
Standard warranties are offered at no cost to customers to cover parts, labor and maintenance for up to two years for product defects. In addition, we offer extended warranty or post-installation service and support contracts that provide various levels of service support, which enables our customers to select the level of on-going support services, including parts and labor, which they require. These post-installation contracts are for a period of one to two years. Revenue for extended warranty and service contracts is recognized on a straight-line basis over the term during which the contracted services are provided.
Cost of Revenue
Product cost of revenue primarily consists of the cost of materials, labor and overhead associated with the manufacture of the miraDry Systems and bioTips, as well as variable manufacturing costs and royalty payments to The Foundry.
We expect our cost of revenue per unit to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs.
Operating Expenses
Research and Development. Research and development (R&D) expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. Other significant R&D costs include third-party consulting services, laboratory supplies, research materials and supplies, and depreciation and amortization of medical and computer equipment and software. We expense R&D expenses as incurred. As we continue to invest in improving the miraDry System and developing our technology for new products, we expect R&D expenses to increase in absolute dollars but to decline as a percent of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel associated with our direct sales force, practice development managers, sales management and our marketing personnel. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe and Asia, and costs related to trade shows and marketing programs. Marketing programs include reimbursement to customers for qualified submissions of marketing expenses with a separately identifiable benefit, and where they provide us evidence of payment. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we grow revenue and expand our sales force and our marketing organization, in addition to increased participation in global trade shows and marketing programs, including consumer marketing.
General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include the medical device tax fee (through December 2015), third-party consulting (including legal, audit, accounting and tax services), and allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
Interest Income. Interest income consists primarily of interest income received on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest and amortization of related costs associated with the senior debt with Silicon Valley Bank Financial Group and Oxford Finance, or together, SVB/Oxford. Additionally it includes interest expense associated with financing leases for certain equipment in our business, short term financing agreements for insurance premiums, bridge loan financing and royalty payables with The Foundry.
Loss on Debt Conversion. The loss on debt conversion consists of losses incurred upon the conversion of convertible promissory notes into common stock in conjunction with the Merger in June 2016.
Other Income, Net. Other income, net consists primarily of the re-measurement of outstanding convertible preferred stock warrants at each balance sheet date. Additionally, it includes gains and losses from the disposal of fixed assets and foreign currency exchange gains and losses.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue	$7,444,698	$5,068,646	$11,732,031	$8,029,079
Cost of revenue	3,394,782	2,657,860	5,423,339	4,002,941
Gross margin	4,049,916	2,410,786	6,308,692	4,026,138
Operating expenses:
Research and development	823,405	1,280,989	1,744,993	2,749,340
Selling and marketing	3,503,263	3,117,497	6,526,272	6,244,210
General and administrative	1,507,256	1,267,049	2,845,252	2,594,387
Total operating expenses:	5,833,924	5,665,535	11,116,517	11,587,937
Loss from operations	(1,784,008)	(3,254,749)	(4,807,825)	(7,561,799)
Interest income	2,589	1,647	3,729	3,787
Interest expense	(347,299)	(262,279)	(663,047)	(543,818)
Loss on debt conversion	(8,062,001)	—	(8,062,001)	—
Other income, net	422,722	11,473	448,076	76,852
Loss before provision for income taxes	(9,767,997)	(3,503,908)	(13,081,068)	(8,024,978)
Provision for income taxes	—	—	(1,525)	(1,425)
Net and comprehensive loss	(9,767,997)	(3,503,908)	(13,082,593)	(8,026,403)
Accretion of redeemable convertible preferred stock	—	(30,097)	—	(43,117)
Net loss attributable to common stockholders	$(9,767,997)	$(3,534,005)	$(13,082,593)	$(8,069,520)
Net loss per share attributable to common stockholders, basic and diluted	$(4.10)	$(9.17)	$(9.42)	$(20.95)

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Capital systems	$4,360,125	$2,876,816	$1,483,309	$6,459,435	$4,216,415	$2,243,020
Consumable	2,921,825	2,056,048	865,777	4,945,005	3,559,282	1,385,723
Other	162,748	135,782	26,966	327,591	253,382	74,209
Total revenue	$7,444,698	$5,068,646	$2,376,052	$11,732,031	$8,029,079	$3,702,952

Total revenue during the three and six months ended June 30, 2016 increased $2.4 million and $3.7 million, respectively compared to the three and six months ended June 30, 2015. Sales of capital systems increased by $1.5 million and $2.2 million for these three and six months ended June 30, 2015, respectively, over the same period in the prior year. North America capital systems sales increased by $0.5 million and $0.7 million, for the three and six months ended June 30, 2016 as compared to the same periods for 2015 as we continued to see momentum of system sales as a result of increased market awareness. Asia capital sales increased by $0.8 million and $1.6 million for the three and six months ended June 30, 2016 as compared to the same periods for 2015 primarily due to shipments to China. Sales of consumables increased by $0.9 million and $1.4 million for the three and six months ended June 30, 2016 as compared to the same periods for 2015 primarily due to increased utilization in North America and Europe. Other revenue, which is primarily for extended warranty agreements and service contracts, reflected growth of 19.9% and 29.3% for the three and six months ended June 30, 2016 as compared to the same periods for 2015.
Cost of Revenue/Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Capital systems cost of revenue	$2,892,385	$2,366,674	$525,711	$4,606,034	$3,543,426	$1,062,608
Consumable cost of revenue	283,479	143,704	139,775	473,561	227,341	246,220
Royalty	218,918	147,482	71,436	343,744	232,174	111,570
Total cost of revenue	$3,394,782	$2,657,860	$736,922	$5,423,339	$4,002,941	$1,420,398
Gross margin %	54.4%	47.6%	6.8%	53.8%	50.1%	3.7%
Cost of revenue increased by $0.7 million and $1.4 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. Gross margin percentage for the three and six months ended June 30, 2016 was 54.4% and 53.8%, reflecting an increase over the same prior year periods of 6.8% and 3.7%. The increase in gross margin for both the second quarter and year-to-date is primarily attributable to a higher percentage of sales for North America and Asia in 2016, where we have higher selling prices, as well as lower cost of revenue per unit of our capital systems due to higher production volumes and favorable labor efficiencies in 2016 as compared to 2015.
We currently expect that cost of revenue on current orders will show improvements from historic costs due to scaling of our operation closer to the optimal capacity of our facility, introducing cost improvements from R&D, and increasing our production efficiencies.
Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Research and development	823,405	1,280,989	$(457,584)	1,744,993	2,749,340	$(1,004,347)
Selling and marketing	3,503,263	3,117,497	$385,766	6,526,272	6,244,210	$282,062
General and administrative	1,507,256	1,267,049	$240,207	2,845,252	2,594,387	$250,865
Total operating expenses	$5,833,924	$5,665,535	$168,389	$11,116,517	$11,587,937	$(471,420)

Research and Development. Research and development (R&D) expenses during the three and six months ended June 30, 2016 totaled $0.8 million and $1.7 million, respectively. This reflects a decrease of $0.5 million and $1.0 million compared to the three and six months ended June 30, 2015, respectively. This decrease was primarily attributable to lower headcount and lower compensation, outside services and supplies due to reduced clinical studies.

Selling and Marketing. Selling and marketing expenses during the three and six months ended June 30, 2016 totaled $3.5 million and $6.5 million, respectively. This reflects an increase of $0.4 million and $0.3 million, compared to the three and six months ended June 30, 2015, respectively.  This increase was primarily attributable to an increase in compensation, travel and entertainment and marketing expenses associated with higher sales.
General and Administrative. General and administrative expenses during the three and six months ended June 30, 2016 totaled $1.5 million and $2.8 million, respectively. This represents an increase of $0.2 million and $0.3 million, compared to the three and six months ended June 30, 2015. This increase was primarily due to increased outside contractor and support costs related to our alternative public offering.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$347,299	$262,279	$85,020	$663,047	$543,818	$119,229

Interest expense increased by $0.1 million and $0.1 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, which was primarily due to convertible note agreements with current investors, which were converted in June 2016 to common stock in conjunction with the Merger.
Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Other income, net	$422,722	$11,473	$411,249	$448,076	$76,852	$371,224
Loss on debt conversion	(8,062,001)	—	(8,062,001)	(8,062,001)	—	(8,062,001)

Other income, net, increased by $0.4 million and $0.4 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, primarily due to the revaluation of the convertible preferred stock warrants in conjunction with the Merger in June 2016. In the three months ended June 30, 2016, we also recorded a non-recurring non-cash charge for the loss on the conversion of debt to equity as part of our alternative public offering that was completed in June.

Liquidity and Capital Resources
Since our inception in 2006 as a Delaware corporation, we have incurred significant net losses and negative cash flows from operations. During 2015 and the six months ended June 30, 2016, we had net losses of $14.5 million and $13.1 million, respectively. At June 30, 2016, we had an accumulated deficit of $106.5 million.
As discussed in the audit report for the year ended December 31, 2015, these factors raise substantial doubt about our ability to continue as a going concern. At June 30, 2016, we had cash and cash equivalents of $8.7 million. To date, we have financed our operations principally through private placements of our preferred stock, issuances of senior secured debt and receipts of customer deposits for new orders and payments from customers for systems sold. Through June 30, 2016, we have received net proceeds of $86.3 million from the issuance of shares of our preferred and common stock. It is anticipated that the proceeds from the private placements will enable us to execute our business plans in a manner that allows us to get to our next financing milestone. Depending on the amount raised in subsequent private placement offerings, we may need to conduct one or more equity or debt financings within the next 12 months.
We could potentially need financial resources sooner than we currently expect, and we may incur additional indebtedness to meet future financing needs. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those identified in Item 2.01, “Risk Factors,” of our Current Report on Form 8-K filed with the SEC on June 13, 2016.
Loan and Security Agreement
On August 7, 2015, we restructured our loan agreement from June 2014, and entered into a new loan and security agreement (the “Loan Agreement”) among us, Oxford Finance LLC, as collateral agent and a lender, the other lenders from time to time a party thereto and Silicon Valley Bank. The Loan Agreement provides for a $20 million secured term loan facility split into three tranches as follows: (i) $10 million in term loans (the “Term Loan A”), (ii) $5 million in term loans (the “Term Loan B”) and (iii) $5 million in term loans (the “Term Loan C”). The Term Loan A was drawn on August 7, 2015. The Term Loan B and the Term Loan C are available to be drawn when we meet certain revenue targets, and Term Loan C additionally requires an equity investment of $15 million or greater. Proceeds of the term loans made under the Loan Agreement may be used by us for working capital and to fund general business requirements.
The term loans bear interest at a fixed rate, determined on the funding date, equal to the greater of (i) 7.80% and (ii) the rate published by The Wall Street Journal as the “Prime Rate” in the United States plus 4.55%. Interest is due and payable monthly in arrears. A default interest rate shall apply during any event of default under the Loan Agreement at a rate per annum equal to 5.00% above the applicable interest rate.
The term loans are payable in equal monthly installments amortizing over either 33 months or 27 months depending on when we meet certain revenue targets. Any remaining outstanding amounts of principal and/or interest are payable on September 1, 2019, the maturity date, together with a final payment equal to 2.25% multiplied by the original principal amount of the term loans (the “Final Payment”).
We may prepay the term loans in whole, not in part, at any time, provided that such payment is accompanied by an amount equal to the sum of (i) the principal amount of the term loans prepaid multiplied by: (A) 2.00% for any prepayment made on or prior to the second anniversary of the funding date of such term loans and (B) 1.00% for any prepayment made after the second anniversary of the funding date of such term loans and (ii) the Final Payment. We are also obligated to pay customary fees for a loan facility of this size and type.
The term loans are subject to financial covenants and are collateralized by substantially all of our assets (other than our intellectual property) and limits the our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions. The Loan Agreement includes customary events of default and a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment terms on all outstanding principal and interest amounts plus a prepayment fee.
The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Loan Agreement, as amended, which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(5,378,523)	$(6,838,136)
Cash used in investing activities	(142,031)	(117,897)
Cash provided by (used in) financing activities	11,531,272	(1,560,845)
Operating Activities
We have historically experienced negative cash outflows as we developed our miraDry and miraWave technology, and continued to expand our business. Our net cash used in operating activities primarily results from our net loss adjusted for non-cash expenses and changes in working capital components as we have grown our business, and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash receipts from customers including sales of miraDry Systems. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased inventory components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements, and the extent to which we build up our inventory balances and increase spending on personnel and other operating activities as our business grows.
During the six months ended June 30, 2016, operating activities used $5.4 million in cash, a decrease of $1.5 million from cash used in the six months ended June 30, 2015 of $6.8 million. The decrease was primarily attributable to lower operating net losses due to an increase in revenue and gross margin from prior periods.
Investing Activities
Cash used in investing activities was $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. This was primarily for purchases of capital equipment used for operations and production.
Financing Activities

During the six months ended June 30, 2016, $11.5 million of cash provided by financing activities was primarily from the issuance bridge notes and proceeds from the private placement.
Under the terms of our senior debt agreement with SVB/Oxford, we have access to $10.0 million of additional borrowing capacity, in two $5.0 million tranches, once we have (i) achieved trailing six months consolidated revenue of at least $15.0 million in any fiscal month and (ii) received net cash proceeds after the effective date of the Loan Agreement from the sale and issuance of equity securities of at least $15.0 million from investors on terms and conditions reasonably acceptable to the collateral agent.

Off-Balance Sheet Arrangements
During the three months ended June 30, 2016 and 2015 and years ended December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our financial statements.
Inventories
Inventories are stated at lower of cost or market value and consist of raw materials, work in process, and finished goods. Cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. The Company writes down its inventory for estimated excess or obsolete inventory equal to the difference between the cost and the estimated market value based upon assumptions about future demands and market conditions.
Revenue Recognition
The Company’s revenue is derived from the sale of the miraDry system, related consumables and accessories, and separately priced extended warranties.  The Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, Revenue Recognition, or ASC 605. Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.
The Company has distributor agreements with several international distributors. Certain distributor agreements contain product repurchase provisions. The Company defers revenue for its potential exposure for product repurchases.
The Company provides cooperative marketing programs as part of certain customer purchase agreements and qualification through marketing rewards programs. The programs generally provide for reimbursement up to 50% of qualifying marketing expenditures that promote the Company’s products and brand. In order to qualify for the reimbursement, the customer must (1) have pre-approval from the Company’s marketing group to ascertain that the marketing adheres to the established brand style guidelines and only feature miraDry Systems and the customer’s practice and (2) submit proof of payment and invoice for the marketing expenses. Through this review, the Company ensures that the fair value of the separately identifiable benefit received is equal to or greater than the amount being reimbursed. The Company’s reimbursement of marketing expenditures under these programs is recorded in sales and marketing expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Product Warranty

The Company warrants the miraDry System for a period of one to two years, depending on the territory. The Company accrues for warranty costs at the time of sale based on an estimate of total repair costs for all miraDry Systems under the warranty period. An extended warranty may be purchased for additional fees.
Allowance for Doubtful Accounts
The Company regularly reviews accounts receivable balances, including an analysis of customers’ payment history and information regarding the customers’ creditworthiness, and records an allowance for doubtful accounts based upon this evaluation. The Company writes off accounts against the allowance when all attempts at collection have been exhausted.
Freestanding Preferred Stock Warrants
Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with ASC 480, “Distinguishing Liabilities from Equity.” The freestanding warrants are exercisable into the Company’s convertible preferred stock and are classified as liabilities on the balance sheet. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense). The Company will continue to adjust the liability for changes in fair value until the earlier of (i) exercise of the warrants, (ii) conversion into warrants to purchase common stock (upon conversion of the preferred stock to common), or (iii) expiration of the warrants.
Income Taxes
The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities and for net operating loss and tax credit carryforwards using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company adheres to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, net, as necessary.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model. All option grants valued since inception are expensed on a straight-line basis over the requisite service period.
The Company accounts for equity instruments issued to non-employees in accordance with ASC 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest.
Preferred Stock
Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

JOBS Act Accounting Election
We are an “emerging growth company” within the meaning of the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendment in this ASU provides guidance on revenue recognition and requires companies to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year, making it effective for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; in April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and in May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-08, ASU 2016-10 and ASU 2016-12 all update and clarify the guidance previously issued in ASU 2014-09. ASU 2014-09, as amended, allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application.  The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently used in the United States auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for the Company in fiscal year 2016 for its annual financial statements. The Company is currently assessing the future impact of this update on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted.  The Company has adopted this standard and has accordingly classified all debt issuance costs as a deduction of notes payable.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost or net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the existing requirement to measure such inventory at the lower of cost or market value. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe adoption will have any significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this update supersedes the leasing guidance in “Leases (Topic 840).” Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public entities, the new standard is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated in the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of R. Michael Klein, our President and CEO, and Brigid Makes, our CFO, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Report, we carried out an evaluation, under the supervision and with the participation of our senior management, of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of June 30, 2016. Based on the evaluation of these disclosure controls, we concluded that our disclosure controls and procedures were not effective as of such date.
 Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
On July 20, 2015, a lawsuit alleging product liability, breach of warranty and negligence was filed against the Company in the Orange County Superior Court. The plaintiff alleged, among other things, that the Company was liable to plaintiff for injuries suffered due to defects in a certain miraDry device. We believe that there is no merit to the claims against it and intends to vigorously defend the lawsuit, but the outcome of any potential litigation matter is uncertain. Management does not believe that resolution of this matter will have a material negative effect on our operating results.
Other than the foregoing, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 30, 2016, we completed the first subsequent closing of a private placement offering after our alternative public offering, and sold an aggregate of 51,759 shares of our common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $5.00 per share (the “Offering Price”). On July 21, 2016, we completed another closing in which we sold an aggregate of 36,000 shares of the Common Stock at the Offering Price. On August 8, 2016, we completed our third closing of the subsequent private placement offering in which we sold an aggregate of 80,100 shares of the Common Stock at the Offering Price.
As previously reported in our Current Report on Form 8-K filed with the SEC on June 13, 2016, as amended on June 14, 2016, we consummated an alternative public offering on June 7, 2016, in which we sold 1,810,708 shares of our Common Stock at the Offering Price. In total, we sold an aggregate of 1,978,567 shares of the Common Stock from the four offerings.
The aggregate gross proceeds from the offerings were $9,892,835.00 (before deducting placement agent fees and expenses of the offerings estimated at approximately $1,043,040.00).
Investors in the offerings will have anti-dilution protection with respect to the shares of the Common Stock sold in these offerings such that if within six months after the initial closing of the offering, the Company issues additional shares of the Common Stock or common stock equivalents (subject to customary exceptions, including but not limited to, shares of the Common Stock issued or issuable pursuant to an acquisition, joint venture or technology license agreement; securities issued to financial institutions or lessors in connection with credit arrangements, equipment financings or lease arrangements, in the aggregate not exceeding 5% of the Common Stock outstanding; and issuances of awards under the 2006 Stock Plan) for consideration per share less than the Offering Price (the “Lower Price”), each such investor will be entitled to receive from the Company additional shares of the Common Stock in an amount such that, when added to the number of shares of the Common Stock initially purchased by such investor and still held of record and beneficially owned by such investor at the time of the dilutive issuance (the “Held Shares”) will equal the number of shares of the Common Stock that such investor’s subscription amount in the offering for the Held Shares would have purchased at the Lower Price. Holders of a majority of the then-held Held Shares may waive the anti-dilution rights of all investors with respect to a particular issuance by the Company.
The private placement offerings were exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemption provided by Regulation D promulgated by the SEC thereunder. The Common Stock in the private placements was sold to “accredited investors” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.
In connection with the private placements, we paid Katalyst Securities LLC and The Benchmark Company, LLC, each a U.S. registered broker-dealer (the “Placement Agents”) a cash commission of 8% of the gross proceeds raised from new investors in the private placements. In addition, the Placement Agents received warrants to purchase a number of shares of the Common Stock equal to 8% of the number of shares of the Common Stock sold in the private placements, with a term of five (5) years and an exercise price of $5.00 per share (the “Placement Agent Warrants”). No cash commission was paid and no Placement Agent Warrants were issued in connection with the sale of 1,759,767 shares sold in the private placements to certain of the existing Company investors prior to the private placements. As a result of the foregoing, the Placement Agents and their sub-agents were paid an aggregate commission of $87,520 and were issued Placement Agent Warrants to purchase an aggregate of 17,504 shares of the Common Stock.
We agreed to indemnify the Placement Agents and their sub-agents to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the private placement offerings, including certain civil liabilities under the

Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agents and their sub-agents may be required to make in respect of such liabilities.
In connection with the private placements, we entered into a Registration Rights Agreement with the purchasers of the shares in the private placement offerings. A form of the Registration Rights Agreement was filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 13, 2016, as amended on June 14, 2016. The description of such registration rights contained in that Report in Item 2.01 under the caption, “The Merger and Related Transactions—Registration Rights,” is incorporated herein by reference.
This Report contains summaries of the material terms of various agreements executed in connection with the private placements described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which have been filed as exhibits to our Current Report on Form 8-K filed on June 13, 2016, as amended on June 14, 2016, and are incorporated herein by reference.

Item 6. Exhibits.
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated June 7, 2016, by and among Miramar Labs, Inc., Miramar Technologies, Inc. and Miramar Acquisition Corp.	8-K	2.1	June 13, 2016
3.1	Amended and Restated Certificate of Incorporation of Miramar Labs, Inc.	8-K	3.1	June 13, 2016
3.2	Amended and Restated Bylaws of Miramar Labs, Inc.	8-K	3.2	June 13, 2016
4.1	Form of Registration Rights Agreement, by and among Miramar Labs, Inc. and certain investors named therein.	8-K	4.2	June 13, 2016
10.1	Split Off Agreement, dated June 7, 2016, by and among Miramar Labs, Inc. (f/k/a KTL Bamboo International Corp.), Spacepath Enterprise Corp. and Andrey Zasoryn.	8-K	10.1	June 13, 2016
10.2	General Release Agreement, dated June 7, 2016, by and among Miramar Labs, Inc. (f/k/a KTL Bamboo International Corp.), Spacepath Enterprise Corp. and Andrey Zasoryn.	8-K	10.2	June 13, 2016
10.3	Form of Lock-Up Agreement between Miramar Labs, Inc. and the officers, directors and shareholders party thereto.	8-K	10.3	June 13, 2016
10.4	Form of Subscription Agreement between Miramar Labs, Inc. and the investors party thereto.	8-K	10.4	June 13, 2016
10.5	Private Placement Engagement Agreement, dated June 1, 2016, by and among Miramar Labs, Inc., Katalyst Securities LLC and The Benchmark Company, LLC.	8-K	10.5	June 13, 2016
10.6	Assignment and Assumption of Engagement Letter dated June 7, 2016 by and among Miramar Labs, Inc., Miramar Technologies, Inc., Katalyst Securities LLC and The Benchmark Company, LLC.	8-K	10.6	June 13, 2016
10.7	Form of Placement Agent Warrant for Common Stock of Miramar Labs, Inc.	8-K	10.7	June 13, 2016
10.8	Loan and Security Agreement, dated August 7, 2015, by and among Miramar Labs, Inc., Oxford Finance LLC, and Silicon Valley Bank.	8-K	10.11	June 13, 2016
10.9	Subordination Agreement, dated February 24, 2016, by and among Oxford Finance LLC and Lenders from time to time a party thereto.	8-K	10.12	June 13, 2016
10.10	Consent, Joinder and First Amendment to Loan and Security Agreement, dated June 2, 2016, by and among Miramar Labs, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.	8-K	10.13	June 13, 2016
10.11	Consent, Joinder and Second Amendment to Loan and Security Agreement, dated June 7, 2016, by and among Miramar Labs, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.	8-K	10.14	June 13, 2016
10.12	Miramar Labs, Inc. 2006 Stock Plan.	8-K	10.16	June 13, 2016
10.13	Form of Stock Option Agreement under the 2006 Plan.	8-K	10.17	June 13, 2016
10.14	Form of Indemnification Agreement for directors and executive officers.	8-K	10.18	June 13, 2016
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema.
101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.
					X X X X X X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRAMAR LABS, INC.

Dated:	August 11, 2016	By:	/s/ R. Michael Kleine
		Name:	R. Michael Kleine
		Title:	Chief Executive Officer