Form 10-Q
period 2016-09-30
MIRAMAR LABS, INC.
filed 2016-11-09
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 8, 2016, the registrant had 9,380,653 shares of common stock, $0.001 par value per share, outstanding.

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

•
other risks and uncertainties, including those risk factors identified in “Risk Factors” of our registration statement on Form S-1 filed with the United States Securities and Exchange Commission, or the SEC, on October 14, 2016.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.
Readers should read this Report in conjunction with those risk factors identified in “Risk Factors” of our registration statement on Form S-1 filed with the SEC on October 14, 2016, and the financial statements and notes thereto contained in that report, as well as the financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
MIRAMAR LABS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,073,680	$2,642,509
Accounts receivable, net	3,102,629	2,683,053
Inventories	5,613,145	4,791,741
Prepaid expenses and other current assets	641,220	290,481
Total current assets	15,430,674	10,407,784
Property and equipment, net	783,942	1,211,129
Restricted cash	295,067	295,067
Other noncurrent assets	13,976	11,860
TOTAL ASSETS	$16,523,659	$11,925,840
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of discount	$9,939,261	$10,829,375
Accounts payable	1,432,136	1,288,107
Accrued and other current liabilities	4,513,318	3,572,441
Deferred revenue	228,955	739,786
Total current liabilities	16,113,670	16,429,709
Warrant liability	54,029	499,616
Deferred rent, noncurrent	87,010	112,065
Capital lease payable, noncurrent	—	16,865
TOTAL LIABILITIES	16,254,709	17,058,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $.001 par value - 40,000,000 shares authorized and 2,826,981 shares issued and outstanding at December 31, 2015 (Liquidation preference of $61,179,942). No shares authorized or outstanding at September 30, 2016	—	61,179,942
Stockholders’ equity (deficit):
Blank check preferred stock, $0.001 par value - 5,000,000 shares authorized. No shares issued and outstanding at September 30, 2016 and December 31, 2015.	—	—
Series A convertible preferred stock, $0.001 par value - 2,100,000 shares authorized and 147,864 shares issued and outstanding at December 31, 2015 (Liquidation preference of $2,000,000). No shares authorized or outstanding at September 30, 2016	—	148
Series B convertible preferred stock, $0.001 par value - 9,000,000 shares authorized and 589,784 shares issued and outstanding at December 31, 2015 (Liquidation preference of $14,359,244). No shares authorized or outstanding at September 30, 2016	—	590
Common stock, $0.001 par value - 100,000,000 and 105,500,000 shares authorized and 9,380,653 and 398,540 shares issued and outstanding at September 30, 2016 and December 31, 2015	9,381	399
Additional paid-in capital	110,711,248	27,133,634
Accumulated deficit	(110,451,679)	(93,447,128)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	268,950	(66,312,357)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,523,659	$11,925,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$4,303,307	$3,793,241	$16,035,338	$11,822,320
Cost of revenue	1,787,770	1,742,357	7,211,110	5,745,297
Gross margin	2,515,537	2,050,884	8,824,228	6,077,023
Operating expenses:
Research and development	817,488	1,192,019	2,562,481	3,941,360
Selling and marketing	3,448,976	2,736,610	9,975,248	8,980,820
General and administrative	1,871,739	1,313,436	4,716,991	3,907,822
Total operating expenses	6,138,203	5,242,065	17,254,720	16,830,002
Loss from operations	(3,622,666)	(3,191,181)	(8,430,492)	(10,752,979)
Interest income	4,035	1,214	7,764	5,001
Interest expense	(285,615)	(481,194)	(948,662)	(1,025,013)
Loss on debt conversion	—	—	(8,062,001)	—
Other income, net	(9,929)	11,252	438,148	88,104
Net loss before provision for income taxes	(3,914,175)	(3,659,909)	(16,995,243)	(11,684,887)
Provision for income taxes	(7,783)	(7,297)	(9,308)	(8,722)
Net and comprehensive loss	(3,921,958)	(3,667,206)	(17,004,551)	(11,693,609)
Accretion of redeemable convertible preferred stock	—	(20,000)	—	(63,117)
Net loss attributable to common stockholders	$(3,921,958)	$(3,687,206)	$(17,004,551)	$(11,756,726)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,256,362	385,271	4,030,810	385,271
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(9.57)	$(4.22)	$(30.52)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Redeemable
Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2014	2,826,981	$61,179,942	737,648	$738	385,294	$385	$26,478,755	$(78,952,880)	$(52,473,002)
Exercise of stock options at $1.35- $8.66 per share for cash in October 2015	—	—	—	—	13,246	14	51,079	—	51,093
Series D redeemable preferred stock issuance cost	—	(3,117)	—	—	—	—		—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,117	—	—	—	—	(3,117)	—	(3,117)
Stock-based compensation	—	—	—	—	—	—	606,917	—	606,917
Net and comprehensive loss	—	—	—	—	—	—	—	(14,494,248)	(14,494,248)
Balances at December 31, 2015	2,826,981	$61,179,942	737,648	$738	398,540	$399	$27,133,634	$(93,447,128)	$(66,312,357)
Exercise of stock options at $6.63 - $8.66 per share for cash in April 2016	—	—	—	—	3,267	3	24,619	—	24,622
Exercise of stock options at $1.36 per share for cash in September 2016	—	—	—	—	18,483	19	25,118	—	25,137
Issuance of restricted common stock at $5.5925 per share for consulting services in August 2016	—	—	—	—	63,636	63	355,822	—	355,885
Issuance of common stock, net of offering costs of $831,117	—	—	—	—	1,568,726	1,569	7,055,608	—	7,057,177
Issuance of common stock for conversion of February 2016 convertible notes	—	—	—	—	2,418,628	2,418	12,090,633	—	12,093,051
Issuance of common stock for conversion of May 2016 convertible notes	—	—	—	—	409,841	410	2,048,884	—	2,049,294
Issuance of common stock to KTL Bamboo International Corp	—	—	—	—	900,000	900	(900)	—	—
Conversion of preferred stock to common stock in connection with the merger	(2,826,981)	(61,179,942)	(737,648)	(738)	3,611,857	3,612	61,177,068	—	61,179,942
Common stock repurchased in connection with the merger	—	—	—	—	(12,325)	(12)	(61,684)	—	(61,696)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	—	—	—	—	53,436	—	53,436
Issuance of common stock warrants for issuance costs	—	—	—	—	—	—	(44,663)	—	(44,663)
Stock-based compensation	—	—	—	—	—	—	853,673	—	853,673
Net and comprehensive loss	—	—	—	—	—	—	—	(17,004,551)	(17,004,551)
Balances at September 30, 2016	—	$—	—	$—	9,380,653	$9,381	$110,711,248	$(110,451,679)	$268,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,004,551)	$(11,693,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	411,132	526,904
Loss on debt conversion	8,062,001	—
Loss on disposal of fixed assets	—	1,475
Stock-based compensation	853,673	464,792
Issuance of restricted common stock	355,885	—
Change in preferred stock warrant value	(436,814)	(92,596)
Amortization of debt discount and issuance costs	290,549	138,612
Changes in operating assets and liabilities
Accounts receivable	(419,576)	728,321
Inventories	(653,261)	163,739
Prepaid expenses and other current assets	(350,739)	6,806
Other noncurrent assets	(2,116)	—
Accounts payable	144,029	(73,576)
Accrued and other current liabilities	927,918	410,171
Deferred revenue	(510,831)	(207,578)
Net cash used in operating activities	(8,332,701)	(9,626,539)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(152,088)	(156,466)
Net cash used in investing activities	(152,088)	(156,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	7,106,936	—
Repurchase of common stock	(61,696)	—
Redeemable convertible preferred stock issuance costs	—	(63,117)
Proceeds from issuance of notes payable	5,145,067	2,296,079
Principal payments on capital leases	(28,961)	(40,872)
Payments on notes payable	(245,386)	(2,252,127)
Net cash provided by (used in) financing activities	11,915,960	(60,037)
Net increase (decrease) in cash and cash equivalents	3,431,171	(9,843,042)
Cash and cash equivalents at beginning of period	2,642,509	13,484,740
Cash and cash equivalents at end of period	$6,073,680	$3,641,698
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$598,385	$909,021
Cash paid for taxes	$9,308	$8,722
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable preferred stock to redemption value	$—	$63,117
Net transfer to inventory from leased equipment	$(168,143)	$(138,351)
Conversion of preferred stock and warrants to common stock and warrants	$76,827,313	$—
Common stock issued to convert notes payable	$14,142,345	$—
Issuance of common stock warrants for issuance costs	$44,663	$234,719
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
The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Miramar is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Miramar before the Merger in future filings with the SEC. For more details on the Merger, please see Item 2.01 of our Current Report on Form 8-K filed with the SEC on June 13, 2016, as amended on June 14, 2016.
The Company and its wholly-owned subsidiary, Miramar, develop clinical systems to address hyperhidrosis. In January 2011, Miramar received approval from the U.S. Food and to Drug Administration (the “FDA”), to market the miraDry System to eliminate underarm sweat glands. The Company’s principal markets are the United States, Asia-Pacific and Europe/Middle East. During 2012, Miramar Technologies, Inc. commercially launched its first product, the miraDry System, a clinical system to address hyperhidrosis.
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
The accompanying financial statements are prepared on a going concern basis which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, Miramar Labs, Inc. had incurred net losses and negative cash flows from operations. From April 4, 2006 (date of inception) to September 30, 2016, Miramar Labs, Inc. had an accumulated deficit of $110,451,679. The Company has not achieved positive cash flows from operations. To date, the Company has been funded primarily by preferred stock and debt financings. In order to continue its operations, the Company must raise additional equity or debt financing and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to the Company, or at all. The failure to obtain sufficient funds on acceptable terms, when needed, could have a material, adverse effect on the Company’s business, results of operations, and future cash flows.

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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with one financial institution in the United States of America. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. At September 30, 2016, the Company’s uninsured cash balances totaled $6,101,499.
The Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company generally does not charge interest on past due accounts. The Company’s customers representing greater than 10% of accounts receivable and revenue were as follows:

	Revenue		Accounts Receivable
	Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015
Customer A	12%	*	*	*
Customer B	*	*	28%	*
Customer C	*	*	11%	12%
Customer D	*	15%	*	20%
Customer E	*	*	*	23%
Sales in North America consisted of 46% and 44% of total revenue, in the nine month periods ended in September 30, 2016 and 2015, respectively. The remainder of the Company’s sales came primarily from Asia-Pacific and Europe/Middle East. Generally, the second quarter tends to be stronger than the third quarter, when vacations and holidays are more prevalent in North America and Europe.
Amplifiers used in the production of the miraDry system are manufactured in the United States and consumables (“bioTips”) are manufactured in China. These single source suppliers of these critical components may not be replaced without significant effort and delay in production. If the operations of these manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, the Company may be limited in its ability to fulfill customer orders or to repair equipment at current customer sites.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company’s financial statements for the year ended December 31, 2015, filed on Form 8-K on June 13, 2016.
Recent Accounting Pronouncements
There were no changes to the new accounts pronouncements as described in the Company’s financial statements for the year ended December 31, 2015, filed on Form 8-K on June 13, 2016, except for the following:
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update provides guidance on the required presentation and classification in the statement of cash flows for various issues for which there has been diversity in practice in the past. For public entities, the new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.

3.	Balance Sheet Components
Inventories

	September 30, 2016	December 31, 2015
	(Unaudited)
Raw materials	$2,365,170	$2,132,655
Work in progress	1,960,245	1,263,019
Finished goods	1,287,730	1,396,067
	$5,613,145	$4,791,741
Property and Equipment, Net

	September 30, 2016	December 31, 2015
	(Unaudited)
Leasehold Improvements	$844,360	$844,360
Machinery and equipment	1,508,074	1,355,986
Computer and office equipment	241,291	241,291
Software	326,992	326,992
Furniture and fixtures	114,564	114,564
Leased equipment	—	168,143
	3,035,281	3,051,336
Less: Accumulated depreciation and amortization	(2,251,339)	(1,840,207)
	$783,942	$1,211,129
No capital leases were entered into during the year ended December 31, 2015 or the nine month period ended September 30, 2016. Depreciation and amortization expense was $411,132 and $526,904 for the nine-month periods ended September 30, 2016 and 2015, respectively. There was no leased equipment at September 30, 2016 due to the discontinuation of the Market Validation Program.
At September 30, 2016 and December 31, 2015, substantially all of the property and equipment was located at the Company’s corporate headquarters in the United States.

Accrued Liabilities

	September 30, 2016	December 31, 2015
	(Unaudited)
Accrued payroll and related expenses	$1,795,317	$1,457,534
Accrued royalty	1,740,520	1,226,973
Accrued warranty	181,000	217,000
Accrued marketing	286,620	165,600
Accrued clinical expenses	11,500	2,600
Accrued legal	67,200	112,000
Capital lease payable, current	21,814	33,909
Deferred rent, current	30,705	18,672
Accrued other expenses	378,642	338,153
	$4,513,318	$3,572,441
Accrued Warranty
The Company regularly reviews the accrued warranty balance and updates as necessary based on sales and warranty trends. The warranty accrual as of September 30, 2016 and December 31, 2015 consisted of the following activity:

Warranty accrual, December 31, 2014	$253,000
Accruals for product warranty	427,467
Cost of warranty claims	(463,467)
Warranty accrual, December 31, 2015	$217,000
Accruals for product warranty	303,738
Cost of warranty claims	(339,738)
Warranty accrual, September 30, 2016	$181,000

4.	Fair Value of Financial Instruments
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
The fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$54,029	$54,029

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$499,616	$499,616
There were no transfers between Level 1, 2 and 3 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.
Assumptions used in valuing the warrant liabilities are discussed in Note 10 below. The principal assumptions used, and their impact on valuations were as follows:
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

The changes in the warrant liability are summarized below:

Fair value at December 31, 2014	$371,039
Fair value of warrants issued during the year	234,719
Change in fair value recorded in interest and other income, net	(106,142)
Fair value at December 31, 2015	$499,616
Fair value of warrants issued during the year	44,663
Conversion to common stock warrants	(53,436)
Change in fair value recorded in interest and other income, net	(436,814)
Fair value at September 30, 2016	$54,029

5.	Related Party Transactions
Miramar Technologies, Inc. was formed at an incubator, The Foundry, LLC, or The Foundry, a company which provides seed capital and management services to its investees. Certain employees of The Foundry serve as members of the Company’s Board of Directors (the “Board”) and own shares of our common stock. The total amount reimbursed to The Foundry for services provided as members of the Board was $46,976 and $47,051, for the nine months ended September 30, 2016 and 2015, respectively.
In February 2008, Miramar Technologies, Inc. entered into a technology license and royalty agreement with The Foundry wherein Miramar Technologies, Inc. agreed to pay The Foundry a royalty of 1.5% of sales of the licensed products and 1.5% of the patented products, up to a maximum of $30 million. In March 2013, the total royalty percentage increased from 1.5% to 3.0% due to the issuance of a patent covering certain products of the Company. The total amount payable to The Foundry as of September 30, 2016 and December 31, 2015 was $1,740,520 and $1,226,973, respectively, which included interest accrued at the annual interest rate of the prime rate quoted by the Wall Street Journal plus 1% beginning on the first day of the calendar quarter to which such payment relates. No royalties were paid during the nine months ended September 30, 2016 or in the year ended December 31, 2015.

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
No liability associated with such indemnifications has been recorded at September 30, 2016 or December 31, 2015.
Legal Claims
On July 20, 2015, a lawsuit alleging product liability, breach of warranty and negligence was filed against the Company in the Orange County Superior Court. The plaintiff alleged, among other things, that the Company was liable to plaintiff for injuries suffered due to defects in a certain miraDry device. We believe that there is no merit to the claims against the Company and the Company intends to vigorously defend the lawsuit, but the outcome of any potential litigation matter is uncertain. Management does not believe that resolution of this matter will have a material negative effect on our operating results. As of September 30,

2016 or December 31, 2015, no amounts have been accrued related to the matters as we believe the risk of material loss to be remote.
In September 2016, the Company received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. While we believe that the claim lacks legal basis and that we would prevail on the merits, the outcome is somewhat uncertain until the matter is finally resolved or adjudicated. The Company is insured,with a deductible payment immaterial to our operating results, to cover such claims.
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
Other than the foregoing, we are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.
FDA Inspection
The FDA performed a routine inspection from July 25, 2016 through August 1, 2016. A Form FDA 483 listing one observation related to complaint handling and reporting and a second observation related to the documentation of CAPA activities was issued. The observations were corrected with a response letter submitted to FDA. FDA has indicated the issues will be reviewed during the next routine inspection.
Operating and Capital Leases
Rent expense under the Company’s operating leases was $429,685 and $424,912 for the nine-month periods ended September 30, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent payable and rent expense on a straight-line basis is recorded as deferred rent and amortized over the period of the lease.
The aggregate future minimum lease payments under all leases are as follows:

	Operating Lease	Capital Leases
Three months ended December 31, 2016	$135,014	$5,256
Year ending December 31, 2017	552,207	17,249
Year ending December 31, 2018	568,773	—
Year ending December 31, 2019	241,592	—
Total minimum lease payments	$1,497,586	22,505
Less: Amount representing interest		(691)
Present value of minimum lease payments		21,814
Less: current portion of capital leases		(21,814)
Long term portion of capital leases		$—

7.	Notes Payable
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

All borrowings under the agreement are collateralized by substantially all of the Company’s assets. There are no significant financial covenants. The agreement contains a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment of all outstanding principal and interest amounts plus a prepayment fee. Due to the subjective acceleration clause, the outstanding notes payable are classified as current in the accompanying Consolidated Balance Sheets. As of September 30, 2016, the Company was in compliance with the debt covenants.
In December 2015, the Company entered into a note purchase agreement with existing private investors to draw down up to $1.5 million for working capital purposes. The Company subsequently issued $1.3 million of convertible promissory notes (“December 2015 Notes”). In February 2016, the Company entered into another note purchase agreement (“February 2016 NPA”) with existing private investors to draw down up to $2.7 million for working capital purposes. If the investors agreed to purchase the full amount available under the February 2016 NPA, the December 2015 Notes would be canceled and the February 2016 NPA would be increased by the outstanding principal and interest due on the December 2015 Notes. The Company subsequently canceled and reissued $1.3 million of the December 2015 Notes and issued $2.7 million of convertible promissory notes (“February 2016 Notes”). In May 2016, the Company increased the aggregate principal amount of the notes that may be issued under the February 2016 Notes from $2.7 million to $4.85 million and subsequently issued $2.0 million of additional convertible promissory notes.
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
The Company entered into short term financing agreements for insurance premiums with nine month payment terms and interest rates ranging from 2.25% to 4.95%. The outstanding balance of the financing agreements was $217,038 at September 30, 2016 and $40,889 at December 31, 2015.
Annual future principal payments under the notes payable are as follows:

Three months ended December 31, 2016	$131,293
Year ending December 31, 2017	3,477,349
Year ending December 31, 2018	3,665,814
Year ending December 31, 2019	2,942,582
Total payments	10,217,038
Less: Unamortized debt discount	(277,777)
Carrying value of notes payable	$9,939,261

8.	Common Stock
The Company’s amended Articles of Incorporation authorize the Company to issue 100,000,000 shares of $0.001 common stock. The common stockholders are entitled to elect three members to the Board. The holders of common stock are also entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board. As of September 30, 2016, no dividends have been declared to date. In connection with the Merger, 1,568,726 shares of common stock were issued in exchange for cash proceeds, net of issuance costs, of $7,057,177 and 900,000 shares were issued to the shareholders of KTL Bamboo International Corp.
At September 30, 2016, the Company had reserved common stock for future issuance as follows:

Exercise of options under stock plan	1,378,546
Issuance of options under stock plan	103,703
Exercise of common stock warrants	84,428
Common stock reserved for future issuance	1,566,677

9.	Convertible Preferred Stock
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
From June to August 2016, the Company issued warrants to purchase 17,504 shares of the common stock in conjunction with the Merger at an exercise price of $5.00. The Company determined the value of the warrants on the date of issuance to be $44,663 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of common stock ranging from $5.00 to $6.10 , volatility of 56%, risk-free interest rate ranging from 1.01% to 1.23%, and a contractual life of five years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents issuance costs, is recorded to additional paid in capital. The warrants expire 5 years from the issuance date.
Total outstanding warrants as of September 30, 2016 are as follows:

	Number of Warrants	Exercise Price	Fair Value at date of issuance
Equity classified
November 2010 warrants issued with Series C convertible preferred stock	12,117	$21.64	$212,409
January 2011 warrants issued with Series C convertible preferred stock	19,042	21.64	259,355
December 2011 warrants issued with Series A convertible preferred stock	1,109	13.53	6,930
June 2013 warrants issued in conjunction with note purchase agreement	9,241	21.64	152,750
April 2014 warrants issued in conjunction with drawdown on note purchase agreement	9,242	21.64	149,250
August 2015 warrants issued with refinance of note purchase agreement	16,173	21.64	234,719
Liability classified
June to August 2016 warrants issued with in conjunction with merger	17,504	5.00	44,663
Total outstanding warrants	84,428
For the nine month period ended September 30, 2016 and 2015, respectively, $436,814 and $92,596 were recorded to other income from the revaluation of the warrants to fair market value. In June 2016, in connection with the Merger, 66,924 of the outstanding warrants valued at $53,436 were reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheets.

The following assumptions were used in the Black-Scholes model to value the outstanding warrants:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Expected term (years)	4.68 - 4.85	.94 - 9.60
Expected volatility	53%	57%
Risk-free interest rate	1.14%	.65% - 2.27%
Annual dividend rate	—%	—%
Stock Price	$6.10	$11.50- $22.05

11.	Stock Option Plan
In June 2016, the Board approved repricing of outstanding stock options to current employee and consultant option holders. In exchange for extending the vesting of options for an additional six months, the price of the outstanding stock grants was amended to $5.00 per share. The offer expired on July 12, 2016. Outstanding option shares of 744,133, ranging in grant prices from $6.36 to $8.66, were approved by the Board on July 14, 2016 and were repriced as part of the program. The expense related to the repricing during the quarter ended September 30, 2016 was $173,512.
The following table summarizes activity under the 2006 Stock Option Plan (the “Plan”) for the nine month period ended September 30, 2016 and year ended December 31, 2015:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	66,354	629,559	$6.49
Additional shares reserved	221,797
Options granted	(271,414)	271,414	7.57
Options exercised		(13,246)	3.92
Options forfeited	31,823	(31,823)	7.17
Balance, December 31, 2015	48,560	855,904	$6.76
Additional shares reserved	599,535
Options granted	(563,810)	563,810	5.63
Options exercised		(21,750)	2.28
Options forfeited	19,418	(19,418)	7.38
Balance, September 30, 2016	103,703	1,378,546	$5.21
The following table summarizes information about stock options outstanding at September 30, 2016:

	Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.3600	14,856	1.16	$1.3600	$70,417	14,856	$1.3600	$70,417
2.4400	8,501	1.55	2.4400	31,114	8,501	2.4400	31,114
4.3300	29,553	3.35	4.3300	52,309	29,553	4.3300	52,309
5.0000	743,736	7.57	5.0000	818,110	355,652	5.0000	391,217
5.5700	433,615	9.90	5.5700	229,816	63,209	5.5700	33,501
5.5925	112,651	9.90	5.5925	57,170	2,345	5.5925	1,190
6.3600	20,248	2.12	6.3600	—	20,248	6.3600	—
6.6300	2,290	7.79	6.6300	—	2,290	6.6300	—
7.4400	8,166	5.35	7.4400	—	8,166	7.4400	—
7.5800	1,289	8.79	7.5800	—	1,289	7.5800	—
8.6600	3,641	6.43	8.6600	—	3,641	8.6600	—
	1,378,546	8.20	$5.2100	$1,258,936	509,750	$5.0200	$579,748
Stock-Based Compensation Associated with Awards to Employees
During the nine month period ended September 30, 2016, the Company granted stock options to employees to purchase 563,810 shares of common stock with a weighted-average grant date fair value of $5.63. Stock-based employee compensation expense recognized during the nine-month periods ended September 30, 2016 and 2015 was $748,807 and $425,303, respectively. As of September 30, 2016, there were total unrecognized compensation costs of $1,607,851 related to these stock options. These costs are expected to be recognized over a period of approximately 2.59 years.
The total fair value of employee options vested during the nine-month periods ended September 30, 2016 and 2015 was $666,843 and $587,843, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Expected term (in years)	5.22 years	5.65 years
Expected volatility	46%	49%
Risk-free interest rate	1.17%-1.54%	1.43% -1.74%
Dividend yield	—%	—%
Stock-Based Compensation Associated with Awards to Non-employees
In April 2015, the Company granted stock options to a board advisor to purchase 99,312 shares of common stock at $7.57. In July 2016, these shares were repriced to $5.00. In August 2016, the Company granted stock options to purchase an additional 40,608 shares of common stock at $5.57 to a board advisor and 112,651 shares of common stock at $5.5925 to the Company’s Board of Directors. Stock-based compensation expense recognized during the nine-month periods ended September 30, 2016 and 2015 was $104,866 and $39,489, respectively. As of September 30, 2016, there was total unrecognized compensation costs of $580,947 related to these stock options. These costs are expected to be recognized over a period of approximately 3.29 years.
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model. The fair value of stock options granted to non-employees was estimated using the following weighted average assumptions:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Expected term (in years)	5.97 years	5.67 years
Expected volatility	47%	49%
Risk-free interest rate	1.29% -1.35%	1.43%
Dividend yield	—%	—%

12.	Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board. The Company accrues for a 100% match for employee contributions up to $1,000. As of September 30, 2016 and December 31, 2015, the Company had accrued $41,496 and $48,183, respectively, for employer contributions.

13.	Net Loss per Share
The Company’s basic and diluted net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,921,958)	$(3,667,206)	$(17,004,551)	$(11,693,609)
Accretion of redeemable convertible preferred stock	—	(20,000)	—	(63,117)
Net loss attributable to common stockholders	(3,921,958)	(3,687,206)	(17,004,551)	(11,756,726)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,256,362	385,271	4,030,810	385,271
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(9.57)	$(4.22)	$(30.52)
The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Convertible preferred stock (if converted)	—	3,611,857	—	3,611,857
Stock warrants	84,428	66,924	84,428	66,924
Options to purchase common stock	1,378,546	873,107	1,378,546	873,107

14.	Subsequent Events
Management has evaluated all transactions and events through November 9, 2016, the date on which these financial statements were issued, and did not note any items that would adjust the financial statements or require additional disclosures.

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
Basis of Presentation
The audited consolidated financial statements of Miramar for the fiscal years ended December 31, 2015 and 2014, (as filed on Form 8-K on June 13, 2016, as amended on June 14, 2016) and the unaudited consolidated condensed financial statements of Miramar for the nine months ended September 30, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

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
We received clearance from the FDA in January 2011 and received CE mark approval in December 2013 to market miraDry for the treatment of primary axillary hyperhidrosis and for axillary hair removal in June 2015. In October 2016, we received clearance from the FDA to market miraDry in the United States as a device that may reduce underarm odor when used for the treatment of primary axillary hyperhidrosis. We sell our miraDry System to dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. We generate revenue from sales of our miraDry System and the sale of consumables to our customers who are required to use a new consumable for each patient they treat.
As of September 30, 2016, we had an installed base of approximately 830 miraDry Systems worldwide and over 80,000 miraDry procedures have been performed. We generated revenues of $17.2 million for the year ended December 31, 2015, and $4.3 million and $16.0 million for the three and nine months ended September 30, 2016, respectively. We had net losses of $14.5 million, $3.9 million, and $17.0 million, respectively, for the same periods. The net loss for the nine months ended September 30, 2016 included a non-cash charge of $8.0 million for the loss associated with the debt conversion as part of the APO transaction.
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
Revenues from markets outside of North America comprised 57% of our total revenues for the year ended December 31, 2015 and 54% for the nine months ended September 30, 2016. We have agreements with multiple distributors with the authorization to sell and market in over 40 international countries outside of North America in Asia-Pacific, Europe, the Middle East and South America.
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
We generated revenue of $4.3 million and $3.8 million, and had net losses of $3.9 million and $3.7 million, for the three months ended September 30, 2016 and 2015, respectively.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We expect our expenses will increase in connection with our ongoing activities as we:

•	increase sales and marketing personnel to support our targeted sales growth particularly in the United States and expansion in Asia-Pacific;

•	add personnel and outside services to support our product development and clinical efforts;

•	seek regulatory approval of new products and indications in the United States and in foreign countries;

•	scale our manufacturing operations; and

•	operate as a public company.
Accordingly, we may seek to fund our operations through public or private equity, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, if at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new applications into our miraDry System. Such conditions raise substantial doubt about our ability to continue as a going concern.
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
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel associated with our direct sales force, practice development managers, sales management and our marketing personnel. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe/Middle East and Asia-Pacific, and costs related to trade shows and marketing programs. Marketing programs include reimbursement to customers for qualified submissions of marketing expenses with a separately identifiable benefit, and where they provide us evidence of payment. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we grow revenue and expand our sales force and our marketing organization, in addition to increased participation in global trade shows and marketing programs, including consumer marketing.
General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include the medical device tax fee (through December 2015), and third-party consulting, which include legal, audit, accounting and tax services. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenue	$4,303,307	$3,793,241	$16,035,338	$11,822,320
Cost of revenue	1,787,770	1,742,357	7,211,110	5,745,297
Gross margin	2,515,537	2,050,884	8,824,228	6,077,023
Operating expenses:
Research and development	817,488	1,192,019	2,562,481	3,941,360
Selling and marketing	3,448,976	2,736,610	9,975,248	8,980,820
General and administrative	1,871,739	1,313,436	4,716,991	3,907,822
Total operating expenses:	6,138,203	5,242,065	17,254,720	16,830,002
Loss from operations	(3,622,666)	(3,191,181)	(8,430,492)	(10,752,979)
Interest income	4,035	1,214	7,764	5,001
Interest expense	(285,615)	(481,194)	(948,662)	(1,025,013)
Loss on debt conversion	—	—	(8,062,001)	—
Other income, net	(9,929)	11,252	438,148	88,104
Loss before provision for income taxes	(3,914,175)	(3,659,909)	(16,995,243)	(11,684,887)
Provision for income taxes	(7,783)	(7,297)	(9,308)	(8,722)
Net and comprehensive loss	(3,921,958)	(3,667,206)	(17,004,551)	(11,693,609)
Accretion of redeemable convertible preferred stock	—	(20,000)	—	(63,117)
Net loss attributable to common stockholders	$(3,921,958)	$(3,687,206)	$(17,004,551)	$(11,756,726)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(9.57)	$(4.22)	$(30.52)

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Capital systems	$2,175,900	$1,979,742	$196,158	$8,635,335	$6,196,157	$2,439,178
Consumable	1,989,415	1,669,250	320,165	6,934,420	5,228,532	1,705,888
Other	137,992	144,249	(6,257)	465,583	397,631	67,952
Total revenue	$4,303,307	$3,793,241	$510,066	$16,035,338	$11,822,320	$4,213,018
Total revenue during the three and nine months ended September 30, 2016 increased $0.5 million and $4.2 million, respectively compared to the three and nine months ended September 30, 2015. Sales of capital systems increased by $0.2 million and $2.4 million for these three and nine months ended September 30, 2015, respectively, over the same period in the prior year. North America capital systems sales increased by $0.3 million and $0.7 million, for the three and nine months ended September 30, 2016 as compared to the same periods for 2015 as we continued to see momentum of system sales as a result of increased market awareness. Asia-Pacific capital sales increased by $0.8 million and $1.6 million for the three and nine months ended September 30, 2016 as compared to the same periods for 2015 primarily due to shipments to China. Sales of consumables increased by $0.3 million and $1.7 million for the three and nine months ended September 30, 2016 as compared to the same periods for 2015 primarily due to increased utilization in North America and Europe/Middle East. Other revenue, which is primarily for extended warranty agreements and service contracts, reflected growth of 17.1% for the nine months ended September 30, 2016 as compared to the same period for 2015, which offset a quarterly decline of 4.3% for the three months ended September 30, 2016 as compared to the same period in 2015. The nine month year over year increase was due to a larger number of extended warranty contracts which offset the quarterly decrease which was due to expiration of extended warranties, primarily in Asia-Pacific.

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
North America	$2,402,739	$1,722,816	$679,923	$7,456,080	$5,148,209	$2,307,871
Asia-Pacific	1,362,164	1,219,416	142,748	5,568,435	3,899,788	1,668,647
Europe/Middle East	520,820	746,961	(226,141)	2,954,167	2,515,065	439,102
South America	17,584	104,048	(86,464)	56,656	259,258	(202,602)
Total revenue	$4,303,307	$3,793,241	$510,066	$16,035,338	$11,822,320	$4,213,018
Total revenue for the three and nine months ended September 30, 2016, continued to be driven primarily from North America and Asia-Pacific which represented collectively 87% and 81% of the total revenue, respectively. North America revenue for the three and nine months ended September 30, 2016 grew 39% and 45%, respectively, as compared to the same periods in 2015. Growth for each of these periods was driven by both strong new capital system placements and increased consumable utilization. Capital system sales growth was primarily attributed to both a greater number of units placed and higher average selling prices. Consumable sales growth was primarily attributed to increasing utilization being driven by increasing consumer awareness through expanded marketing efforts. Asia-Pacific revenue for the three and nine months ended September 30, 2016 grew 12% and 43%, respectively, as compared to the same periods in 2015. The growth for both periods was due to increased capital system sales offset partially by lower consumable sales due primarily to the change in distributors for certain countries. Europe/Middle East revenue for the three months ended September 30, 2016 declined 30% as compared to the same period in 2015 primarily due to fewer console system sales due to the typically slow third quarter and the stronger than expected results from our second quarter. Revenue for the nine months ended September 30, 2016 grew 17% as compared to the same period in 2015 which was all attributed to very strong consumable demand, partially offset by a small decline in capital system sales.

Cost of Revenue/Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Capital systems cost of revenue	$1,480,508	$1,509,278	$(28,770)	$6,086,543	$5,052,704	$1,033,839
Consumable cost of revenue	181,979	124,813	57,166	655,540	352,154	303,386
Royalty	125,283	108,266	17,017	469,027	340,439	128,588
Total cost of revenue	$1,787,770	$1,742,357	$45,413	$7,211,110	$5,745,297	$1,465,813
Gross margin %	58.5%	54.1%	4.4%	55.0%	51.4%	3.6%
Gross margin percentage for the three and nine months ended September 30, 2016 was 58.5% and 55.0%, reflecting an increase over the same prior year periods of 4.4% and 3.6%. The increase in gross margin for both the third quarter and year-to-date is primarily attributable to a higher percentage of sales for North America and Asia-Pacific in 2016, where we have higher selling prices, as well as lower cost of revenue per unit of our capital systems due to higher production volumes and favorable labor efficiencies in 2016 as compared to 2015.
We currently expect that cost of revenue on current orders will show improvements from historic costs due to scaling of our operation closer to the optimal capacity of our manufacturing facility, introducing cost improvements from R&D, and increasing our production efficiencies.
Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Research and development	817,488	1,192,019	$(374,531)	2,562,481	3,941,360	$(1,378,879)
Selling and marketing	3,448,976	2,736,610	$712,366	9,975,248	8,980,820	$994,428
General and administrative	1,871,739	1,313,436	$558,303	4,716,991	3,907,822	$809,169
Total operating expenses	$6,138,203	$5,242,065	$896,138	$17,254,720	$16,830,002	$424,718
Research and Development. Research and development (R&D) expenses during the three and nine months ended September 30, 2016 totaled $0.8 million and $2.6 million, respectively. This reflects a decrease of $0.4 million and $1.4 million compared to the three and nine months ended September 30, 2015, respectively. This decrease was primarily attributable to lower headcount and the associated employee related expenses, outside services and supplies due to reduced activities associated with clinical studies.
Selling and Marketing. Selling and marketing expenses during the three and nine months ended September 30, 2016 totaled $3.4 million and $10.0 million, respectively. This reflects an increase of $0.7 million and $1.0 million, compared to the three and nine months ended September 30, 2015, respectively.  This increase was primarily attributable to an increase in compensation, travel and entertainment and marketing expenses associated with higher sales.
General and Administrative. General and administrative expenses during the three and nine months ended September 30, 2016 totaled $1.9 million and $4.7 million, respectively. This represents an increase of $0.6 million and $0.8 million, compared to the three and nine months ended September 30, 2015. This increase was primarily due to increased outside contractor and support costs related to our alternative public offering and other public company related costs.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Interest expense	$285,615	$481,194	$(195,579)	$948,662	$1,025,013	$(76,351)
Interest expense decreased by $0.2 million and $0.1 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The decrease was due to the refinancing of the SVB/Oxford debt in August 2015 which was partially offset by interest expense on convertible note agreements with current investors, which were converted in June 2016 to common stock in conjunction with the Merger.
Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Other income (expense), net	$(9,929)	$11,252	$(21,181)	$438,148	$88,104	$350,044
Loss on debt conversion	—	—	—	(8,062,001)	—	(8,062,001)
Other income (expense), net, increased by $0.4 million during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to the revaluation of the convertible preferred stock warrants in conjunction with the Merger in June 2016. In the three months ended September 30, 2016, other income (expense), net, decreased slightly as compared to the same period in 2015, due to a decrease in outstanding convertible stock warrants, net of an increase in stock price. In the three months ended June 30, 2016 and nine months ended September 30, 2016 , we also recorded a non-recurring non-cash charge for the loss on the conversion of debt to equity as part of our alternative public offering that was completed in June.
Liquidity and Capital Resources
Since our inception in 2006 as a Delaware corporation, we have incurred significant net losses and negative cash flows from operations. During 2015 and the nine months ended September 30, 2016, we had net losses of $14.5 million and $17.0 million, respectively. At September 30, 2016, we had an accumulated deficit of $110.5 million.
As discussed in the audit report for the year ended December 31, 2015, these factors raise substantial doubt about our ability to continue as a going concern. At September 30, 2016, we had cash and cash equivalents of $6.1 million. To date, we have financed our operations principally through private placements of our preferred stock, issuances of senior secured debt and receipts of customer deposits for new orders and payments from customers for systems sold. Through September 30, 2016, we have received proceeds of $100.5 million from the issuance of shares of our preferred and common stock.
We expect that the Company will need to obtain additional funding in the form of debt financing or additional equity issuances to make strategic investments in, and continue to operate, its business. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. If the Company’s revenue levels from its products are not sufficient or if the Company is unable to secure additional funding when desired, the Company may need to delay the development, commercialization and marketing of its products and significantly scale back its business and operations. The Company’s ultimate success will largely depend on its ability to successfully commercialize its products and its ability to raise additional funding.
If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations.
Loan and Security Agreement
On August 7, 2015, we restructured our loan agreement from June 2014, and entered into a new loan and security agreement (the “Loan Agreement”) among us, Oxford Finance LLC, as collateral agent and a lender, the other lenders from time to time a party thereto and Silicon Valley Bank. The Loan Agreement provides for a $20 million secured term loan facility split into three tranches as follows: (i) $10 million in term loans (the “Term Loan A”), (ii) $5 million in term loans (the “Term Loan B”) and (iii) $5 million in term loans (the “Term Loan C”). The Term Loan A was drawn on August 7, 2015. The Term Loan B and the Term Loan C are available to be drawn when we meet certain revenue targets, and Term Loan C additionally requires an equity investment of $15 million or greater. We have net yet met the requirements to draw down Term Loan B or Term Loan C. Proceeds of the term loans made under the Loan Agreement may be used by us for working capital and to fund general business requirements.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(8,332,701)	$(9,626,539)
Cash used in investing activities	(152,088)	(156,466)
Cash provided by (used in) financing activities	11,915,960	(60,037)
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
During the nine months ended September 30, 2016, operating activities used $8.3 million in cash, a decrease of $1.3 million from cash used in the nine months ended September 30, 2015 of $9.6 million. The decrease was primarily attributable to lower operating net losses due to an increase in revenue and gross margin from prior periods.
Investing Activities
Cash used in investing activities was $0.2 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. This was primarily for purchases of capital equipment used for operations and production.
Financing Activities
During the nine months ended September 30, 2016, $11.9 million of cash provided by financing activities was primarily from the issuance bridge notes and proceeds from the private placement.
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
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2016 and 2015 and years ended December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.
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
The Company provides marketing development programs as part of certain customer purchase agreements and qualification through marketing rewards programs. The programs generally provide for reimbursement of qualifying marketing expenditures that promote the Company’s products and brand. In order to qualify for the reimbursement, the customer must (1) adhere to the established brand style guidelines and only feature miraDry Systems and the customer’s practice and (2) submit the invoice for the marketing expenses. Through this review, the Company ensures that the fair value of the separately identifiable benefit received is equal to or greater than the amount being reimbursed. The Company’s reimbursement of marketing expenditures under these programs is recorded in sales and marketing expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
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
Recently Issued and Adopted Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a description of new accounting pronouncements.

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
In connection with the preparation of this Report, we carried out an evaluation, under the supervision and with the participation of our senior management, of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of September 30, 2016. Based on the evaluation of these disclosure controls, we concluded that our disclosure controls and procedures were not effective as of such date.
 Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2016, that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
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
On September 2, 2016, we have received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. We have retained a legal counsel in Japan who will advise on this matter and, if necessary, defend our interests in a formal legal proceeding. While we believe that the claim lacks legal basis and that we would prevail on the merits, the outcome is somewhat uncertain until the matter is finally resolved or adjudicated.
Other than the foregoing, we are currently not aware of any other pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with an alternative public offering we consummated on June 7, 2016, as previously reported in our Current Report on Form 8-K filed with the SEC on June 13, 2016, as amended on June 14, 2016, in a series of private placement offerings, or the Private Placement, on June 7, 2016, June 30, 2016, July 21, 2016 and August 8, 2016, we issued and sold 1,810,708 shares, 51,759 shares, 36,000 shares, and 80,100 shares, respectively, of our common stock, $0.001 par value per share, or the Common Stock, at a purchase price of $5.00 per share, or the Offering Price, to accredited investors. In total, we issued and sold an aggregate of 1,978,567 shares of the Common Stock in the four offerings. The aggregate gross proceeds from the offerings were $9,892,835.00 (before deducting placement agent fees and expenses of the offerings estimated at approximately $1,043,040.00). The Private Placement offerings were exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemption provided by Regulation D promulgated by the SEC thereunder. The Common Stock in the private placements was sold to “accredited investors” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.
In connection with the Private Placement, we paid Katalyst Securities LLC and The Benchmark Company, LLC, each a U.S. registered broker-dealer, or the Placement Agents, a cash commission of 8% of the gross proceeds raised from new investors in the private placements. In addition, the Placement Agents received warrants to purchase a number of shares of the Common Stock equal to 8% of the number of shares of the Common Stock sold in the private placements, with a term of five (5) years and an exercise price of $5.00 per share, or the Placement Agent Warrants. No cash commission was paid and no Placement Agent Warrants were issued in connection with the sale of 1,759,767 shares sold in the private placements to certain of the existing Company investors prior to the private placements. As a result of the foregoing, the Placement Agents and their sub-agents were paid an aggregate commission of $87,520 and were issued Placement Agent Warrants to purchase an aggregate of 17,504 shares of the Common Stock.
Additionally, in August 2016, we issued an aggregate of 63,636 shares of the Common Stock to certain consultants in consideration of such consultants' services provided to the company. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act, in reliance upon the exemption provided by Regulation D promulgated by the SEC thereunder. The Common Stock in the private placements was sold to “accredited investors” as defined in Regulation D.

During the three months ended September 30, 2016, we granted stock options and stock awards to employees, directors and consultants under our 2006 Stock Plan, or the 2006 Plan, covering an aggregate of 547,956 shares of common stock, at a weighted average exercise price of $5.58 per share. During the three months ended September 30, 2016, we sold an aggregate of 18,483 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $25,136.88 upon the exercise of stock options and stock awards.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated June 7, 2016, by and among Miramar Labs, Inc., Miramar Technologies, Inc. and Miramar Acquisition Corp.	S-1	2.1	October 14, 2016
3.1	Amended and Restated Certificate of Incorporation of Miramar Labs, Inc.	S-1	3.1	October 14, 2016
3.2	Amended and Restated Bylaws of Miramar Labs, Inc.	S-1	3.2	October 14, 2016
4.1	Form of Registration Rights Agreement, by and among Miramar Labs, Inc. and certain investors named therein.	S-1	4.2	October 14, 2016
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
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

MIRAMAR LABS, INC.

Dated:	November 9, 2016	By:	/s/ R. Michael Kleine
		Name:	R. Michael Kleine
		Title:	Chief Executive Officer