Form 10-K
period 2016-12-31
MIRAMAR LABS, INC.
filed 2017-03-17
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2016 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the OTCQB tier of the OTC Markets Group Inc., on June 30, 2016, was approximately $3.3 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.
As of March 15, 2017, the registrant had 9,334,857 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

MIRAMAR LABS, INC.
FORM 10-K
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our miraDry System, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.
The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of the miraDry energy based treatment;

•	the benefits of the miraDry treatment versus other solutions;

•	our ability to successfully sell and market the miraDry System in our existing and expanded geographies;

•	the performance of the miraDry System in clinical settings;

•	competition from existing technologies or products, or new technologies and products that may emerge;

•	the implementation of our business model and strategic plans for our business and the miraDry System;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering the miraDry System;

•	our ability to obtain regulatory approval in targeted markets for the miraDry System;

•	our financial performance;

•	our ability to secure additional funding or enter into strategic partnerships;

•	developments relating to our competitors and the healthcare industry; and

•
other risks and uncertainties, including those risk factors identified in “Risk Factors” of our registration statement on Form S-1 filed with the United States Securities and Exchange Commission, or the SEC, on October 14, 2016, as amended on November 23, 2016, January 9, 2017 and January 30, 2017.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.
Readers should read this Report in conjunction with those risk factors identified in “Risk Factors” of our registration statement on Form S-1 filed with the SEC on October 14, 2016, as amended on November 23, 2016, January 9, 2017 and January 30, 2017, and the financial statements and notes thereto contained in that report, as well as the financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I
Item 1. Business.
Corporate Information
Miramar Labs, Inc. was originally incorporated as Spacepath, Inc. in Nevada on December 28, 2012. We subsequently changed our name to KTL Bamboo International Corp. on March 18, 2015 and changed our name again to Miramar Labs, Inc. on June 7, 2016. Prior to the Merger and Split-Off (each described below), we were in the business of distributing water filtration systems produced in China.
We declared a 1.801801-for-1 forward stock split of our common stock, par value $0.001 per share, on May 24, 2016 in the form of a dividend with the record date of May 31, 2016. On June 8, 2016, Financial Industry Regulatory Authority, Inc. (FINRA), notified us of its announcement of the payment date of the stock split as June 2, 2016 and ex-dividend date of the stock split as June 9, 2016. On the payment date, as a result of the stock split, each holder of our common stock, par value $0.001 per share, as of the record date received additional 0.801801 shares of our common stock for each share, resulting in issuance of additional 2,004,503 shares of common stock to 2,500,000 shares of our common stock before the stock split. As of the ex-dividend date, our common stock began trading on a post-split adjusted basis. Also on May 26, 2016, we changed our name to Miramar Labs, Inc. by filing the Certificate of Amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. Additionally, on June 7, 2016, or the Closing Date, we changed our domicile from the State of Nevada to the State of Delaware by reincorporation, or the Conversion, and as a result of the Conversion, our corporate matters and affairs ceased to be governed by the Nevada Revised Statutes and became subject to the Delaware General Corporation Law. All share and per share numbers in this Report relating to our common stock have been adjusted to give effect to this forward stock split and this Conversion, unless otherwise stated. On the Closing Date, we adopted the Amended and Restated Certificate of Incorporation by filing the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware and adopted the Amended and Restated Bylaws. Upon effectiveness of the Amended and Restated Certificate of Incorporation, we decreased our authorized capital stock from 300 million shares of common stock, par value $0.001 per share and 10 million shares of “blank check” preferred stock, par value $0.001 per share, to 100 million shares of common stock, par value $0.001 per share, and 5 million shares of “blank check” preferred stock, par value $0.001 per share.
On the Closing Date, our wholly-owned subsidiary, Miramar Acquisition Corp., a corporation formed in the State of Delaware on June 2, 2016, or the Acquisition Sub, merged with and into Miramar Technologies, Inc., a corporation incorporated in April 2006 in the State of Delaware, originally under the name of Miramar Labs, Inc., or Miramar, (such transaction referred to as the Merger). Pursuant to the Merger, Miramar was the surviving corporation and became our wholly-owned subsidiary. All of the outstanding capital stock of Miramar was converted into shares of our common stock, as described in more detail below.
Further, immediately prior to the closing of the Merger, under the terms of a split-off agreement and a general release agreement, or the Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Spacepath Enterprise Corp., a Nevada corporation formed on June 2, 2016, or the Split-Off Subsidiary. Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company, in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 3,603,602 shares of our common stock (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities, together referred to as the Split-Off.
As a result of the Merger and the Split-Off, we discontinued our pre-Merger business, acquired the business of Miramar and continued the existing business operations of Miramar as a publicly-traded company under the name Miramar Labs, Inc.
At the Closing Date, each of the shares of Miramar’s common stock and preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into shares of our common stock at a ratio of 1:0.07393, or the Conversion Ratio. Additionally, warrants to purchase shares of Miramar’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding immediately prior to the closing of the Merger were converted into warrants to purchase shares of our common stock at the Conversion Ratio. As a result, an aggregate of 4,068,263 shares of our common stock and warrants to purchase our common stock were issued to the holders of Miramar’s capital stock and warrants. Finally, 11,603,764 options to purchase shares of Miramar’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into 857,731 options to purchase shares of our common stock, after taking into account the Conversion Ratio.

On the Closing Date, we entered into a subscription agreement, or the Subscription Agreement, with certain accredited investors, providing for the issuance and sale to such investors of an aggregate of 1,978,567 shares of common stock issued and sold to accredited investors in a private placement offering in a series of closings on June 7, 2016, June 30, 2016, July 21, 2016 and August 8, 2016, at a purchase price per share of $5.00 and for aggregate gross proceeds to us of approximately $9.9 million, or the Private Placement. Katalyst Securities LLC and The Benchmark Company, LLC served as co-exclusive placement agents, or, along with their sub-agents, the Placement Agents, for the Private Placement.
Additionally on the Closing Date, we issued to the Placement Agents and their designees, warrants, or the Placement Agent Warrants, to acquire up to 17,504 shares of our common stock at an exercise price of $5.00 per share.
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
In addition, on the Closing Date, we changed our fiscal year from a fiscal year ending on July 31 of each year to one ending on December 31 of each year, which is the fiscal year end of Miramar.
We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, following the Merger. As a result of the Merger, we have ceased to be a shell company, as such term is defined in Rule 12b-2 under the Exchange Act.
As used in this Report henceforward, unless otherwise stated or the context clearly indicates otherwise, the “Company,” the “Registrant,” “we,” “us” and “our” refer to Miramar Labs, Inc., incorporated in Delaware, after giving effect to the Merger and the Split-Off.
Our authorized capital stock currently consists of 100 million shares of common stock and 5 million shares of the preferred stock. As of the date of this report, our common stock is quoted on the OTC Markets under the symbol “MRLB” which changed from “KTLC” on June 15, 2016.
Our principal executive office is located at 2790 Walsh Avenue, Santa Clara, California 95051. Our telephone number is (408) 579-8700. Our website address is www.miramarlabs.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
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
We developed the miraDry System to noticeably and measurably reduce the sweat in the underarm for patients with sweat ranging from excessive to average. In our pivotal U.S. clinical trial involving 120 patients, 89% of patients experienced reduction in their sweat with no reported deaths, injuries requiring immediate medical attention to prevent death, or permanent impairment. In a second study involving 31 patients, patients reported an average of 82% sweat reduction at 12 months and 100% of patients reported being no longer bothered by their hyperhidrosis at 24 months.
We received clearance from the U.S. Food and Drug Administration, or FDA, in January 2011 and received CE mark approval in December 2013 to market the miraDry procedure for the treatment of primary axillary hyperhidrosis, or a condition characterized by abnormal sweating in excess of that required for regulation of body temperature. Additionally, we have received approval of the miraDry treatment in several other countries since our FDA clearance in 2011.

The miraDry System consists of a console and a handheld device which uses consumable single-use bioTips. We sell our miraDry System and bioTips only to physicians, including dermatologists, plastic surgeons, aesthetic specialists and physicians specializing in the treatment of hyperhidrosis. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons.
Hyperhidrosis is a medical condition of varying degree in which a person sweats excessively. A study published by Strutton et al. in June 2004 in the Journal of the American Academy of Dermatology, titled “US prevalence of hyperhidrosis and impact on individuals with axillary hyperhidrosis: Results from a national survey,” estimated that 2.8% of the general population has hyperhidrosis (in this paper defined as excessive or abnormal sweating) with 50.8% thereof having axillary hyperhidrosis. Additionally, the general consensus of medical practitioners is that the definition of hyperhidrosis includes anyone who is bothered by their sweat.  As such, the definition of axillary hyperhidrosis is broad in scope and the condition depends upon whether patients have determined that their sweating is excessive or abnormal. Because this assessment is subjectively determined by the patients themselves, there is no quantifiable standard that medical practitioners use to determine whether a patient is suffering from axillary hyperhidrosis. If patients subjectively determine that their sweating is excessive and as such are bothered by their sweating, such patients are considered to be suffering from axillary hyperhidrosis.
We developed the miraDry treatment to provide patients with a non-invasive and durable procedure to selectively ablate underarm sweat glands for both severely hyperhidrotic patients and those that are bothered by their underarm sweat. However, since our FDA clearance only permits us to market the miraDry System for the treatment of primary axillary hyperhidrosis, a condition characterized by abnormal sweating, we are limited in our ability to market the miraDry System for the treatment of average sweating. In other words, our FDA clearance only allows us to market the miraDry System for the treatment of patients who subjectively determine that their sweating is excessive and are therefore bothered by it. To the extent we were to market the miraDry System for use by patients who did not determine their sweating to be excessive or abnormal, we would not be marketing the miraDry System in compliance with its labeling. The miraDry treatment is clinically proven to reduce sweat in a one or more 60-minute procedures, allowing most patients to achieve immediately noticeable and durable results without the pain, expense, downtime, or repeat visits associated with surgical and other minimally-invasive procedures. The sweat glands in the treated area are ablated through targeted heating of the tissue, and because the body does not regenerate sweat glands, we believe the results will be lasting, although some patients may need to repeat the miraDry procedure to achieve the lasting results. Due to these advantages, we believe that the miraDry treatment is appealing to a wide range of individuals seeking a lasting solution to underarm sweat.
In addition, the miraDry procedure is not technique-dependent, does not require significant training or skill for the treatment provider, and the user-interface guides the provider through each step of the procedure for each treatment. The user-friendly nature of the miraDry System allows our physician customers to easily delegate the treatment to physician assistants and nurse practitioners thereby freeing up their time for other physician-dependent procedures.
We selectively market the miraDry System only to physicians, including dermatologists, plastic surgeons, aesthetic specialists and those physicians specializing in the treatment of hyperhidrosis who express a willingness to position miraDry as a premium and differentiated treatment and participate in our global marketing and support programs. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons.
We intend to market the miraDry System to physician practice sites on a global basis. We utilize our direct sales organization to market and sell the miraDry System in our North American market, which includes the United States and Canada. In our markets located outside of North America, we market and sell the miraDry System through a network of distributors.
Physicians can market the miraDry treatment as a premium, highly-differentiated, non-surgical sweat reduction procedure. Based on our commercial data, we believe physicians can recoup their capital expenditures within 12 months on average, assuming modest use of the miraDry System, even though the cost of the miraDry treatment is not reimbursed by any third party payors. We have sold the miraDry System in over 40 international markets outside of North America, including placements in Asia, Europe, the Middle East and South America.
We generate revenues from sales of our miraDry System and from the sales of bioTips which are required for use for each miraDry procedure performed. We generated revenues of $20.4 million for the year ended December 31, 2016 and $17.2 million for the year ended December 31, 2015. Capital system sales comprised 54% and consumable sales comprised 43% of our revenues for the year ended December 31, 2016 and 54% and 42%, respectively, of our revenues for the year ended December 31, 2015. We had net losses of approximately $20.4 million and$14.5 million, respectively, for the same periods.

We are driving growth in miraDry procedures in North America through our physician marketing programs, which provide physicians with sales training, practice marketing, and support services. After we establish a significant installed base of miraDry Systems in specific markets, we plan to use targeted consumer marketing, advertising, and promotional activities in these markets to increase demand for the miraDry System.
Our business is dependent upon the success of the miraDry treatment, and we cannot guarantee that we will be successful in significantly expanding physician demand for the miraDry System and patient demand for the miraDry treatment. In addition, we will continue to incur significant expenses for the foreseeable future as we expand our commercialization and other business activities, and as a result, we cannot guarantee that we will be able to achieve or maintain our profitability.
Market Overview
The prevalence of hyperhidrosis in the United States is significant. A study published by Strutton et al. in the June 2004 issue of the Journal of the American Academy of Dermatology, or AAD, titled “US prevalence of hyperhidrosis and impact on individuals with axillary hyperhidrosis: Results from a national survey,” estimated that 2.8% of the general population has hyperhidrosis (in this study defined as excessive or abnormal sweating) with 50.8% thereof having axillary hyperhidrosis. Another publication by Hornberger et al was published in the February 2004 issue of the Journal of the American Academy of Dermatology provides a consensus guideline for the diagnosis of hyperhidrosis that would include anyone is bothered by their sweat. This definition expands the potential market for the miraDry treatment into the aesthetic space.
In June 2015, the miraDry System received clearance from the FDA for the additional indication of axillary hair reduction of all colors. This allows our U.S. customers to promote a premium procedure that reduces underarm sweat and hair.
The global market for aesthetic procedures is significant and growing. In the United States alone, the American Society for Aesthetic Plastic Surgery, or the ASAPS, estimates that consumers spent more than $13 billion on aesthetic procedures in 2015. Laser and light-based hair removal continues to be the largest volume among non-invasive and non-injectable procedures. As an emerging market, energy-based procedures for sweat and odor reduction are not currently tracked by ASAPS data.
Limitations of Existing Hyperhidrosis Procedures
Treatments for sweat reduction on the body span from over-the-counter topical antiperspirants to invasive surgeries. The following discussion outlines the benefits of these existing procedures, as well as our opinion of their inherent limitations as compared to the miraDry treatment.
Antiperspirants. Most individuals have applied an antiperspirant to their underarms at some point and a significant majority of the population applies them every day. Stronger antiperspirants (clinical-strength) have been developed to reduce sweat more efficiently, and stronger prescription antiperspirants are considered first-line treatment for patients with severe hyperhidrosis. While antiperspirants are commonplace, they produce non-lasting results and are limited in their efficacy as evidenced by the fact that the FDA requires only 20% reduction in sweat among half of the treated patients for a product to be labeled as an antiperspirant and 30% reduction to be labeled as a clinical-strength antiperspirant.
Invasive and Minimally-Invasive Procedures. Physicians currently perform a number of invasive surgical procedures for patients with hyperhidrosis, including Endoscopic Thoracic Sympathectomy, or ETS, as well as minimally invasive procedures such as the injection of neurotoxins into the affected area. Although such procedures are effective at reducing sweat to varying degrees, these invasive and minimally-invasive procedures present limitations such as surgical risks, risk of producing undesired results, being dependent on physician skills and techniques and high cost.
Our Solution
The miraDry procedure is a treatment of hyperhidrosis that is clinically proven to provide most patients with immediate and measurable results. The miraDry System utilizes our proprietary microwave technology to selectively ablate sweat glands in the axilla. As of December 31, 2016, over 80,000 miraDry procedures have been performed.
We designed our miraDry System to address the concerns of individuals who are seeking long-term solutions to their excessive underarm sweating and the concerns of sweat-bothered individuals (with less severe hyperhidrosis) who want to eliminate the daily bother of applying antiperspirants to their underarms. We offer training to our physician customers to better enable them to identify those patients who will benefit from the miraDry procedure.

We believe the miraDry treatment provides the following benefits to our physician customers and their patients:

•
Clinical studies supporting use of the miraDry System. Clinical studies involving more than 150 patients demonstrate that one or two miraDry procedures can noticeably and measurably reduce the amount of sweat from the axilla, or underarm. In our study involving 120 subjects, 89% of patients that received treatment experienced reduction in their sweat with no reported deaths, injuries requiring immediate medical attention to prevent death, or permanent impairment. In a second study involving 31 patients, patients reported an average of 82% sweat reduction at 12 months and 100% of patients reported as being no longer bothered by their hyperhidrosis at 24 months. We believe that the results obtained from a miraDry treatment will be durable, as sweat glands that are completely ablated do not regenerate.

•
Safety profile. The miraDry treatment is designed to concentrate heat at the interface between the skin and fat, where the sweat glands reside. The treatment parameters have been optimized to ablate the sweat glands and protect any nearby structures (e.g. the upper part of the skin). The most common reported side effects that occur regularly are localized swelling, redness and discomfort that typically last less than a week. Less common side effects are swelling in the arm or torso, darkening of skin in the treatment area, soreness in the shoulders and arms due to procedure positioning, numbness or tingling in the arm due to the anesthesia (lasting less than 24 hours), and a tight band under the arm. Rare side effects (less than 1% of all procedures) that have been reported are altered sweating elsewhere on the body, small blisters or rashes in the treatment area, temporary altered sensation or tingling in the forearm or fingers, weakness in the arm or fingers, pain in the arm or fingers, infections, abscesses, ulcerations or burns.

•
Minimal discomfort. Our physicians and their nurse practitioners are trained to use a high-volume anesthesia protocol in the axilla. This provides complete numbness of the treated area while protecting any underlying structures.

•
Results not technique-dependent. The miraDry procedure was designed so that users are systematically guided step-by-step regarding the placement of the handpiece for optimal treatment results. Every patient first receives a temporary tattoo-like grid on the axilla. The grid is replicated on the treatment screen and directs the practitioner in the accurate and precise placement of energy designed for optimal results. During the treatment, which takes approximately an hour, the practitioner simply needs to follow the guide to place the handpiece and no other adjustments are needed during the treatment.

Technology Platform
Our miraWave technology platform utilizes microwave energy to create heat within the skin or subcutaneous locations to create a therapeutic effect. Microwave energy has been used in various medical specialties for heating tissue for decades. In the dermatologic field, it is important that heating is confined to a very precise location, which the miraWave technology platform is designed to do. Due to its proprietary handpiece designs and using appropriate energy parameters, the miraDry System can heat dermatologic tissue in a precise and controlled manner.
miraDry Technology
Our miraDry System utilizes microwave energy to deliver heat to the location of the skin where most underarm sweat glands reside – at or just below the skin-fat interface. We designed a proprietary handpiece that automatically focuses the energy at the skin-fat interface, regardless of skin thickness. When the physician or nurse practitioner places the handpiece to a specific area of the underarm as instructed by the graphic user interface, the energy is delivered automatically to the target tissue. The heat generated in the tissue exceeds the threshold for cellular necrosis, thereby ablating the sweat glands where the energy is focused. Surface cooling prevents the heat from damaging the superficial tissue above the skin-fat interface. In the underarm, many of the hair follicles are in the same relative location as the sweat glands. Therefore, the heating will also cause destruction and elimination of the hair follicles in those areas.
Our miraDry treatment has been clinically demonstrated to reduce sweat and hair from the underarm without causing injury to critical surrounding structures. The surface cooling protects the epidermis and the majority of the dermis from damaging heat. The deeper underlying structures are protected by two mechanisms. First, our anesthesia protocol calls for creating a distance barrier between the underlying structures and the surface of the skin where the handpiece is positioned. A significant volume of anesthesia fluid is administered between the skin (and target tissue) and the underlying structures, which causes a separation of the target tissue from the underlying structure. As the handpiece is positioned just outside the skin, the underlying structures are further away from the handpiece, keeping them safe from damaging heat. Second, we employ a vacuum suction system in the handpiece where the skin is pulled up into a vacuum chamber within the handpiece. Typically, the underlying structures either remain stationary or move slightly with the vacuum action, thereby creating further distance between the handpiece and the underlying structures.
The miraDry System and bioTips
We generate revenues from sales of our miraDry System and single-use bioTips. Our proprietary consumable, the bioTip, is designed such that each bioTip is encoded to be used only with our proprietary system and expires within a set time and cannot be reused. We generate a recurring revenue stream from bioTips that are required for each patient treatment.
The miraDry System
The miraDry System consists of the miraDry console and the miraDry handpiece. The miraDry console contains a simple user interface with touchscreen software, power management and control functions, and chiller unit that is responsible for the hydro-ceramic constant cooling. Our miraDry System also contains software that tracks and collects data on each procedure performed and any error messages that may be generated during the procedure. We collect and analyze this information to help physicians better understand their usage patterns and improve their marketing plans, utilization, and profitability.

•
The color touch screen on the miraDry console provides operators with clear step-by-step visual instructions that guide the user through a miraDry procedure, providing continuous status updates and easy to follow notifications or corrective actions in the rare event of a procedure interruption.

•
The miraDry handpiece is used to apply the microwave energy while maintaining constant contact cooling of the skin during treatment. The handpiece also displays the heating and cooling cycles during each pulse. The handpiece is detachable to enable future product upgrades.

• The unit is mobile, allowing a physician to easily transfer the miraDry System between treatment rooms.
•
Vents are built into the miraDry System control unit to provide airflow and reduce heat build-up. Our miraDry System can be used in a standard physician treatment room without any special ventilation requirements or room modifications.

Single-use bioTips
Our miraDry bioTips facilitate the proper suctioning of the skin to maintain constant contact of the skin with the handpiece during the treatment. Also, the bioTips facilitate the pay-per-procedure feature of our miraDry System. Our bioTips are typically shipped with branded gel packs for patients to apply after treatment.

A bioTip is required to use the miraDry System. Each bioTip is preprogrammed with enabling software that permits the miraDry System to perform a single patient treatment for a fixed duration of time. Each bioTip is programmed with an encrypted security certificate that prevents the performance of a miraDry procedure unless the bioTip is recognized and authenticated by the specific miraDry System. The security certificate is designed to ensure that physicians pay for each patient treated and prevent the use of counterfeit bioTips.

The miraDry Experience
The miraDry treatment is a non-invasive procedure, which takes approximately an hour that is clinically proven to provide patients with immediate and durable results. The first step of the miraDry process is a patient consultation. We train our physician customers to properly explain to their patients the results they should expect from a miraDry procedure. Then the underarm is first sized using a sizing template. The appropriately sized temporary treatment grid is then selected and applied to the underarm to guide treatment. The patient’s underarm is then anesthetized for maximum comfort. After anesthesia has taken effect, the miraDry handpiece is applied step-by-step using the grid markings as guides to treat the entire axilla. During each application of microwave energy, the skin is first cooled, energy is applied, and then more cooling is applied to the skin’s surface providing constant temperature control of the tissue for the patient’s comfort. Following treatment, the patient is given post-treatment instructions.
Our surveys indicate that most patients find the miraDry procedure easy to tolerate. Due to the underarm being fully anesthetized prior to treatment, patients typically only report feeling a tugging sensation from the suction created when the handpiece is placed on the treatment area but otherwise report no sensation.
Although most miraDry patients generally do not experience any adverse side-effects, the most common side effects that occur regularly are localized swelling, redness and discomfort that typically lasts less than a week. Less common side effects are swelling in the arm or torso, darkening of skin in the treatment area, soreness in the shoulders and arms due to procedure positioning, numbness or tingling in the arm due to the anesthesia (lasting less than 24 hours), and a tight band under the arm. Rare side effects (less than 1% of all procedures) that have been reported are altered sweating elsewhere on the body, small blisters or rashes in the treatment area, temporary altered sensation or tingling in the forearm or fingers, weakness in the arm or fingers, pain in the arm or fingers, and infections, abscesses, ulcerations or burns. These events resolve over time but sometimes need intervention (for example, antibiotics).
Sales and Marketing
In North America, we utilize our direct sales force to sell the miraDry System to our target physicians. We market and sell our miraDry System only to physicians, including dermatologists, plastic surgeons, aesthetic specialists and other physician customers with aesthetically focused and hyperhidrotic focused practices. Aesthetic specialists are physicians who elect to offer aesthetic procedures as a significant part of their practices but are generally not board-certified dermatologists or plastic surgeons.
In our international markets, we sell the miraDry System through a network of distributors. Our distributor in Japan accounted for more than 10% of sales for the year ended December 31, 2015, and our distributor in China accounted for 9% of sales for the year at December 31, 2016. We have a team of employees focused on business development and supporting our network of distributors. We intend to increase our penetration into the international markets in which we currently distribute, as well as expand into new markets through the identification and training of qualified distributors specializing in medical device distribution. We require our international distributors to provide ongoing training and support of their physician customers and invest in the marketing support of practices to expand the market and demand for the miraDry System for physicians and patients. We also require our distributors to invest in industry trade shows and maintain working relationships with key physicians to expand their markets.
We enter into distribution agreements with our distributors outside of North America. Our distribution agreements generally provide the exclusive right to distribute our products within a designated territory.
Physician Marketing and Support Programs
We intend to increase demand for the miraDry treatment through our targeted marketing and practice support programs. In North America, we provide physicians and their staff product training and sales, marketing, and support services to help them make the miraDry treatment a key component of their practices. In other markets, we have our business development team work to train our distributors and their staff who in turn are responsible for training their customers.
In 2015, we hired and trained a group of Practice Development Managers, or PDMs, who are focused on implementing our marketing programs in North America. Our PDMs provide all initial trainings for our miraDry System to our physician customers and their staff following the delivery of the system to the practice. Following this initial training, our PDMs, also educate our physician customers on current best practices and provide physicians and their staff with sales and marketing training and support to help them increase patient demand for the miraDry treatment. Also in North America, we provide all new customers with the option to qualify for marketing development funds programs to increase patient awareness and demand in their practice. We review marketing expenditures under these programs to ensure that the fair value of the separately identifiable benefit received is equal to or greater than the amount being reimbursed by ascertaining that the marketing adheres to the established guidelines and requiring customers to submit proof of payment and invoice for the marketing expenses.
We also participate in industry tradeshows, clinical workshops, and conferences with expert panelists.
Direct-to-Consumer Marketing
As we grow our installed base of miraDry Systems, we intend to utilize a targeted and strategic direct-to-consumer marketing program globally to create awareness of the miraDry treatment among consumers. We have an active public relations campaign and have been highlighted on national broadcasts as well as numerous local news programs. We also intend to continue our active media presence and our social media programming, such as Facebook, Twitter, YouTube, and through search engine marketing, testimonials, and video presentations.
Customer Support
We provide our physician customers and authorized distributors with customer support.
In the event of a technical issue with a miraDry System in North America, one of our Customer Care personnel will call the physician and determine whether the technical issue may be resolved over the telephone or whether the issue requires an intervention. If the issue cannot be resolved by telephone, our Customer Care personnel will request our third-party logistics provider to visit the physician and provide on-site technical support. If the service provider determines that a replacement system is required, our logistics provider will deliver the replacement miraDry System or module into the physician’s office, set it up and ensure that the miraDry System is working properly.
In markets outside of North America, our miraDry System is serviced and supported through our independent distributors and certified third-party service providers. We require our distributors to maintain adequate inventory of miraDry Systems and components to facilitate quick response time to service events and to maximize customer “up time.”
We provide a standard warranty that ranges from 15 to 24 months on our miraDry Systems. In addition to these product warranties, we offer extended service agreements to our customers which provide protection of their system and handpiece against breakage. We do not obtain a material portion of our revenue from our service contracts.
Competition
The medical technology and aesthetic product markets are highly competitive and dynamic, and are characterized by rapid and substantial technological development and product innovations. Demand for the miraDry treatment could be limited by the products and technologies offered now or in the future by our competitors. We designed the miraDry treatment to address the concerns of individuals who seek a durable solution to their axillary sweat. Therefore, we compete both directly and indirectly with those companies marketing botulinum toxin and other medical device companies. To a lesser extent, we indirectly compete with antiperspirants. We expect aesthetic medical device companies to pursue technological advances in the treatment of sweat and hair removal that will continue to alter the competitive environment.
In the United States, our major competitor in the treatment of sweat is Allergan, which manufactures Botox; Botox is approved for the treatment of severe primary axillary hyperhidrosis. Cynosure also has recently received FDA clearance to market PrecisionTX for the treatment of primary axillary hyperhidrosis. These competitors have more resources than us and may prevent our miraDry System from gaining widespread market acceptance.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved or cleared for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States. For example, a radiofrequency-based device called SweatX is sold by Alma Lasers Ltd.
Due to the limited capital expenditure budgets of our physician customers, we also generally compete against aesthetic device companies, including those offering products and technologies unrelated to sweat reduction. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships, which could inhibit our market penetration efforts. Our potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay or not to purchase our miraDry System.
Manufacturing
We occupy an approximately 29,000 square foot facility located in Santa Clara, California. About 4,200 square feet of this space is dedicated to manufacturing and service activities. We manufacture, distribute, and service miraDry Systems and accessories from this facility.
All final assembly, calibration and testing of our miraDry Systems are performed at our Santa Clara facility. The consumable bioTip is manufactured by a contract manufacturer, Healthcare Technology International Limited (HTI), at their facility in Dongguan, China. Consumables are tested and packaged at our Santa Clara facility, then sent to Dravon Medical Inc., or Dravon, for ethylene oxide sterilization. We are in the process of validating a second sterilization provider.
A critical component of our miraDry System is the custom microwave power amplifier contained in the miraDry console. The amplifier is manufactured by a single source manufacturer, Broadband Wireless, LLC, in Reno, Nevada (a subsidiary of United States Technologies, Inc.), or Broadband. We fully own the design and manufacturing process for this amplifier.
Manufacturing facilities that produce finished medical devices intended for distribution in the United States and internationally are subject to regulation and periodic unannounced inspection by the FDA and other domestic and international regulatory agencies. In the United States, we are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our products. The FDA most recently inspected our facility in August 2015 and at the conclusion of such routine audit, a Form 483 was issued with four observations. The FDA acknowledged receipt of periodic status reports documenting the completion of corrections and corrective actions taken by us to address each of the four observations. The FDA will verify acceptability of the actions taken during its next routine audit. No further actions are required at this time. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: ISO 13485:2003 Quality Management Systems Requirements for regulatory purposes and ISO 13485:2003 under CMDCAS (Canada). Our notified body, NSAI, most recently audited our facility in June 2015.
HTI, our disposables manufacturer, and Dravon, our sterilization service provider comply with the FDA’s QSR and are registered in good standing with the FDA. Additionally, we have procedures in place designed to ensure that all other purchased products and materials conform to specified requirements, including evaluation of suppliers, and where required, qualification of the components supplied.
Intellectual Property
We rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts to establish and protect our proprietary technologies and products. The protection for miraDry Systems, components, new technologies, processes, and know-how is important to our business. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. We continue to review new technological developments in our system and in the field as a whole in order to make decisions about the most appropriate filings for us.
As of December 31, 2016, our patent portfolio comprises 20 issued U.S. patents, 57 issued foreign counterpart patents, 10 pending U.S. patent applications, 35 pending foreign counterpart patent applications, and one pending Patent Cooperation Treaty (PCT), patent application, each of which we own directly.
Our portfolio includes patents and patent applications directed to system-wide aspects of the miraDry System and related products, and to key aspects of the miraDry System subsystems, components, and methods of use. The patents for our core technology are directed to systems and methods for the treatment of sweat glands with microwave energy to reduce or eliminate excessive sweating.
We also protect our brand through trademark rights. As of December 31, 2016, we owned worldwide 97 registered trademarks, and 30 pending trademark applications. Miramar Labs®, miraDry®, miraDry and Design®, Drop Design® and miraWave® are registered trademarks that we own in the United States and certain foreign countries. miraSmooth™ and miraFresh™ are trademarks for which we own applications for registration in the United States. We also own the ML Stylized mark in the

United States, European Union and Korea, as well an International Registration through World Intellectual Property Organization. Application for registration of Miramar Labs™ is also pending in India. In order to supplement protection of our brand, we have also registered several key Internet domain names.
In addition to our patents and trademarks discussed above, we also rely upon trade secrets, know-how, trademarks, copyright protection, and continuing technological opportunities to develop and maintain our competitive position. We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. We require our employees, consultants, and third party collaborators to execute confidentiality and invention assignment agreements upon commencing employment or consulting relationships with us.
Clinical Results and Studies
DRI-UP Study
The DRI-UP study was a prospective, multi-center, randomized, blinded clinical trial involving 120 subjects. The study had two groups. In one study group, or the Treatment Group, 91 subjects received treatment for axillary hyperhidrosis using the miraDry System in both axillae. The other study group, or the Sham Group, 39 subjects received a sham treatment in both axillae where the subjects had the same procedure performed as the Treatment Group but no energy from the miraDry System was applied. Subjects enrolled in the study were blinded regarding which study group they were in until their six month follow-up visit. Research staff was also blinded until the six month follow-up visit. The study was conducted as an FDA-approved Investigational Device Exemption study at seven centers in the United States.
The primary objective of the study was to measure the ability of the miraDry System to reduce axillary sweat for subjects with axillary hyperhidrosis, as primarily measured by the improvement of the subject’s rating on the Hyperhidrosis Disease Severity Scale, or HDSS, a quality of life measurement for hyperhidrosis. HDSS ranges from a score of 1, indicating that the subject’s sweating is not noticeable and never interferes with his or her daily activities to 4, indicating that the subject’s sweating is intolerable and always interferes with its daily activities. HDSS is scored solely based on subjective responses given by the subject.
Based on our review of the results of the study, which was based on the data collected at the 30-day post treatment follow-up visit, we concluded that the Treatment Group had a success rate of 89% and the Sham Group had a success rate of 54% (p<0.001). The statistical significance of the study is demonstrated by the p-value, which is less than 0.05, which is the commonly accepted threshold for statistical significance. In this study, success was defined as a change in the subject’s rating from the baseline score of 3 or 4 to a post treatment score of 1 or 2.
HDSS Response at 30 day Follow-up Visit. Intent-to-Treat Population.

	Sham Group (N=39)	Treatment Group (N=81)
Failure	18 (46.2%)	9 (11.1%)
Success	21 (53.8%)	72 (88.9%)
95% CI	[38.2%, 69.5%]	[82.0%, 95.7%]
p-value		<0.001
There were no Serious Adverse Events (as defined below) or Unanticipated Adverse Device Effects (as defined below) during the study. Twenty three percent (23%) of subjects had one or more Adverse Events (as defined below) attributable to the procedure or the miraDry System. Of these Adverse Events, 70.5% were rated as mild in severity and all but one incident has been resolved. No late-onset adverse events attributed to the miraDry System or procedure were reported. Under the International Standard ISO 14155:2011(E), Clinical Investigation of Medical Devices for Human Subjects - Good Clinical Practice, “Serious Adverse Event” is defined as an event that (i) led to death, (ii) led to serious deterioration in the health of the subjects, that resulted in (A) a life-threatening illness or injury, (B) a permanent impairment of a body structure or body function, (C) inpatient or prolonged hospitalization, or (D) medical or surgical intervention to prevent life-threatening illness or injury or permanent impairment to a body structure or body function, or (iii) led to fetal distress, fetal death or a congenital anomaly/birth defect; “Unanticipated Adverse Device Effect” is defined as an event which by its nature, incidence, severity or outcome has not been identified in the current version of the risk analysis report; and “Adverse Event” is defined as any untoward medical occurrence, unintended disease or injury, or untoward clinical signs (including abnormal laboratory findings) in subjects, users or other persons, whether or not related to the investigational medical device.

In addition to the HDSS response, some basic satisfaction questions were asked of the Treatment Group. At the 6-month follow-up visit, 67.5% of the Treatment Group responded that they were “very satisfied” or “somewhat satisfied” and 66.2% responded they would definitely or probably recommend this treatment to a friend or family member with hyperhidrosis. At the 12-month follow-up visit, 70.2% of the Treatment Group responded that they were “very satisfied” or “somewhat satisfied”, and 69.5% responded they would definitely or probably recommend this treatment to a friend or family member with hyperhidrosis.
Clinical Evaluation of the miraDry System in Subjects with Hyperhidrosis Study
This study was a prospective, multi-center, single-group study on the long-term effect of the miraDry System. There was no control group utilized in this study and success was determined by responses of the treated subjects.
The study, conducted at two centers, included adult subjects with a baseline HDSS of 3 or 4. Thirty one (31) subjects received one to three treatments with the miraDry System that were spaced two to three months apart. An assessment of overall satisfaction of the subjects was determined at follow-up visits. The table below demonstrates the effects following treatment with the miraDry System that lasted through the 12 month follow-up visit (95% confidence intervals are shown in square brackets). All patients who participated in this study reported being no longer bothered by their hyperhidrosis at 24 months.
Summary of Results

Efficacy measure	Follow-up visit time from the last treatment session
	30 day	3 month	6 month	12 month
% of subjects with HDSS reduction to score of 1 or 2*	28/31 = 90.3% [74.3, 98.0]	29/31 = 93.6% [78.6, 99.2]	28/31 = 90.3% [74.3, 98.0]	28/31 = 90.3% [74.3, 98.0]
Patient satisfaction: % of subjects rating “very satisfied” or “somewhat satisfied” (top 2 out of 5 choices)	27/30 = 90%	27/28 = 96%	25/27 = 93%	23/26 = 89%
No procedure-related Serious Adverse events or Unanticipated Adverse Device Effects occurred during this study.
Research and Development
Our ongoing research and development activities are focused on products and procedure enhancements and development of products for new indications. Product and procedure enhancements include changes to improve efficacy of the therapy, the patient experience, and the physician/operator experience. As for products for new indications, we will leverage our miraWave microwave energy platform to develop products to serve additional needs in dermatology and plastic surgery. The goal is to be able to treat multiple indications with the existing miraDry console using different handpieces and custom software. Our research and development group is comprised of engineers, microwave scientists and technicians. Our research and development expenses amounted to approximately $3.3 million and $5.0 million in 2016 and 2015, respectively.
Government Regulation
The design, development, manufacture, testing and sale of our products are subject to regulations by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.
Regulations by the FDA
In the United States, the Federal Food, Drug, and Cosmetic Act, or FD&C Act, the FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale, and distribution of medical devices, including aesthetic devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA can also refuse to approve pending applications.
Each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510(k) clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least amount of risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification, and adherence to the FDA’s current Good Manufacturing Practices, or cGMP, and its Quality System Regulation, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, and post market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life-sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.
Most Class I devices and some Class II devices are exempt from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Some Class I devices that have not been so exempted and most Class II devices are eligible for marketing by obtaining 510(k) clearance. By contrast, devices placed in Class III generally require PMA approval or 510(k) de novo clearance prior to commercial marketing. The PMA approval process is more stringent, time-consuming, and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly more stringent and expensive.
The miraDry System is currently regulated as a Class II (special controls) device that requires 510(k) clearance.
510(k) clearance. To obtain 510(k) clearance for a medical device, an applicant must submit a user fee and then a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a device legally marketed in the United States that is not subject to PMA approval, commonly known as the “predicate device.”  A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510(k) clearance process takes more than 90 days and may extend to a year or more.
After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
In general before a manufacturer submits a medical device for 510(k) clearance, it must perform a series of generally short studies over several months, including method comparison, reproducibility, electromagnetic interference and stability studies to ensure that users can use the device successfully. Some of these studies may take place in clinical environments, but are not usually considered clinical trials. For PMA submissions, we are generally required to conduct a longer clinical trial over several years that supports the clinical utility of the device and how the device will be used.
We received initial 510(k) marketing clearance from the FDA for the treatment of axillary sweat reduction in January 2011, clearance for minor modifications to comply with new electrical safety requirements in October 2013 (no changes to the fundamental scientific technology, intended use, safety, or efficacy of the device), and for permanent reduction of axillary hair of all colors in June 2015.  Since then, we have not made any modifications to the miraDry System or accessories that requires new 510(k) clearance.  We have filed a 510(k) to secure expanded labeling for odor.  We are awaiting response from the FDA.
PMA approval. A PMA application requires the payment of significant user fees and must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical, and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must also include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

The miraDry System is not currently approved under a PMA approval, and we have no plans for any indication or system improvements or extensions that we believe would require a PMA.
Regulation after FDA Clearance or Approval
Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We have designed and implemented our manufacturing facilities under the FDA’s QSR requirements.
Because we are a manufacturer of medical devices, we must also comply with medical device reporting requirements by reviewing and reporting to the FDA a Medical Device Report, or MDR, whenever there is evidence that reasonably suggests that one of our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to death or serious injury if it were to recur.
From inception to January 27, 2017, we have filed a total of 149 MDRs. The most frequently reported MDRs are for abscesses (33 MDRs), infections (30 MDRs) and ulcers (12 MDRs), which are typically treated with antibiotics. In addition, we see temporary weakness in the arm or fingers (32 MDRs) which generally resolves itself over time. In a previous inspection report from the FDA, there were two observations regarding a deficiency in reporting of adverse events. The first observation was related to the lack of reporting of certain injuries within 30 days of receiving or otherwise becoming aware of information that a marketed device may have caused or contributed to a serious injury. The initial decision not to file MDRs for certain reports of nerve injuries and burns was based on our belief that the condition will resolve itself without any medical intervention. The second observation was related to the lack of reporting of a marketed device malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our failure to file MDRs for certain reported issues was due to the fact that we initially classified such issues as “no significant injury (blistering)” and our investigation of such issues were still in process at the time of the 30-day reporting deadline. To correct these observations, we revised our internal operating procedures for complaint handling and adverse event classifications and re-trained our personnel on the revised procedures. We reviewed all adverse medical events that have been reported to us and retrospectively filed more MDRs with the FDA. FDA acknowledged receipt of evidence for the corrections and indicated a review will be performed at the time of the next inspection. Our interactions with the FDA regarding the above-mentioned deficiency in reporting of adverse events did not have any impact on our operating results.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may be promoted only for uses set forth in FDA-approved labeling and may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.
Food and Drug Administration Amendments Act of 2007
The Food and Drug Administration Amendments Act, or FDAAA, expanded the federal government’s clinical trial registry and results databank maintained by the National Institutes of Health, the NIH, to include all (with limited exceptions) medical device trials. In particular, it requires certain information about device trials, including a description of the trial, participation criteria, location of trial sites, and contact information, to be sent to the NIH for inclusion in a publicly accessible database. In addition, the results of clinical trials that form the primary basis for efficacy claims or are conducted after a device is approved or cleared must be posted to the results databank. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties. We are in compliance with FDAAA’s clinical registry requirements.
Foreign Government Regulation
The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution, or other consequences.
Fraud and Abuse Regulations
We may be subject to numerous health care anti-fraud laws that are intended to reduce waste, fraud, and abuse in the health care industry. These laws are broad and subject to evolving interpretations. They prohibit many arrangements and practices that are lawful in industries other than health care, including certain payments for consulting and other personal services, some discounting arrangements, the provision of gifts and business courtesies, the furnishing of free supplies and services, and waivers of payments. Many states have enacted or are considering laws that limit arrangements between medical device manufacturers and physicians and other health care providers and require significant public disclosure concerning permitted arrangements. These laws are vigorously enforced against medical device manufacturers and have resulted in manufacturers paying significant fines and penalties and being subject to stringent corrective action plans and reporting obligations. We must operate our business within the requirements of these laws and, if we were accused of violating them, could be forced to expend significant resources on investigation, remediation, and monetary penalties. Companies targeted in such prosecutions have paid substantial fines, have been forced to implement extensive corrective action plans, can be excluded from health care programs and become subject to substantial civil and criminal penalties, and have often become subject to consent decrees severely restricting the manner in which they conduct their business.
Because we have commercial operations overseas, we are subject to the Foreign Corrupt Practices Act, or the FCPA, and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The FCPA prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the FCPA and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and result of operations.
Patient Protection and Affordable Care Act
Our operations will also be impacted by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Affordable Care Act, or the ACA. The ACA imposed a 2.3% excise tax on sales of medical devices by manufacturers applicable to sales in the United States only. Taxable devices include any medical device defined in Section 201(h) of the FDCA and intended for use by humans, with limited exclusions for devices purchased by the general public at retail for individual use. There was no exemption for small companies. In December 2015, Congress voted to suspend this excise tax for 2 years through December 2017.
Environmental Regulation
We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.
Employees
As of December 31, 2016, we had 84 full-time employees. Within our workforce as of such date, 34 employees were engaged in global sales, marketing and business development, 8 employees were engaged in research, development and clinical, 24 employees were engaged in manufacturing, 7 employees in quality assurance and 11 employees were engaged in general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Facilities
Our corporate headquarters are located in Santa Clara, California, where we lease and occupy approximately 29,000 square feet of office, manufacturing and research and development space. The current term of our Santa Clara lease expires on May 31, 2019, with no option to extend the term of the lease. We also maintain a small office in Hong Kong. In connection with our Santa Clara, California lease, we entered into a standby letter of credit with Silicon Valley Bank for $0.3 million, which was still outstanding as of December 31, 2016. We believe that our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings.
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
On September 2, 2016, we have received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. We have retained a legal counsel in Japan to advise us on this matter and, if necessary, defend our interests in a formal legal proceeding. While we believe that the claim lacks legal basis and that we would prevail on the merits, the outcome is somewhat uncertain until the matter is finally resolved or adjudicated.
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
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of the date of this report, our common stock is quoted on the OTCQB tier of the OTC Markets Group Inc., under the symbol “MRLB,” which changed from “KTLC” on June 15, 2016. Prior to that, there was no public market for our common stock. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock, as reported by OTCQB, since the common stock commenced public trading:

	Common Stock
	High	Low
2016:
First Quarter	*	*
Second Quarter	$5.00	$5.00
Third Quarter	$6.50	$5.00
Fourth Quarter	$6.10	$4.00
*There was no market for our common stock during this period.
Stockholders
At March 15, 2017, we have 51 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
Dividend Policy
We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.
Sales of Unregistered Securities
The following list sets forth information as to all securities Miramar sold from January 1, 2016 through December 31, 2016, which were not registered under the Securities Act. The following description is historical and has not been adjusted to give effect to the Merger or the Conversion Ratio.

1.	In February 2016, March 2016, May 2016 and June 2016, we issued convertible promissory notes for an aggregate principal amount of $5,506,055.38 to 9 accredited investors.

2.
In June 7, 2016, June 30, 3016, July 21, 2016 and August 8, 2016, we issued an aggregate of (i) 1,978,567 shares of common stock to accredited investors in the Private Placement, (ii) 6,374,171 shares of our common stock issued to former stockholders of Miramar Technologies, Inc. in connection with the closing of the Merger and (iv) 17,504 shares of common stock issuable upon exercise of the Placement Agent Warrants.

3.	In August 2016, we issued an aggregate of 63,636 shares of common stock to certain consultants in consideration of such consultants' services provided to the company.

4.
We granted stock options and stock awards to employees, directors and consultants under our 2006 Stock Plan, or 2006 Plan, covering an aggregate of 579,460 shares of common stock, at a weighted-average exercise price of $5.57 per share. Of these, options covering an aggregate of 29,924 shares were canceled without being exercised.

5.
We sold an aggregate of 21,779 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $49,567.36 upon the exercise of stock options and stock awards in 2016.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1)-(3) by virtue of Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the Registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.
We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (4)-(5) above under Section 4(a)(2) of the Securities Act, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Item 6. Selected Financial Data
The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the consolidated financial statements, the notes thereto and the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015
Statement of Operations Data:
Revenue	$20,446,533	$17,199,511
Cost of revenue	9,138,675	8,257,048
Gross margin (1) (2)	11,307,858	8,942,463
Gross margin %	55.3%	52.0%
Operating expenses:
Research and development (1) (2)	3,319,021	4,974,120
Selling and marketing (1) (2)	13,550,645	11,757,734
General and administrative (1) (2)	6,036,389	5,468,916
Total operating expenses	22,906,055	22,200,770
Loss from operations	(11,598,197)	(13,258,307)
Net loss attributable to common stockholders	$(20,435,487)	$(14,497,365)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(3.80)	$(37.33)

(1)	Includes stock-based compensation expense as follows:

	Year ended December 31,
	2016	2015
Cost of revenue	$40,520	$34,645
Research and development	239,760	138,975
Selling and marketing	121,379	83,283
General and administrative	700,647	350,014
Total stock-based compensation expense	$1,102,306	$606,917

(2)	Includes depreciation and amortization expense as follows:

	Year ended December 31,
	2016	2015
Cost of revenue	$89,357	$107,522
Research and development	78,304	99,946
Selling and marketing	151,576	235,169
General and administrative	213,140	239,926
Total depreciation and amortization expense	$532,377	$682,563

(3)	See Note 14 to our consolidated financial statements for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$2,203,639	$2,642,509
Inventories	6,649,840	4,791,741
Total assets	13,377,790	11,925,840
Current notes payable, net of discount	9,916,626	10,829,375
Total liabilities	16,332,658	17,058,255
Accumulated deficit	(113,882,615)	(93,447,128)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” discussed in our registration statement on Form S-1 filed with the SEC on October 14, 2016, as amended on November 23, 2016, January 9, 2017 and January 30, 2017, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
References in this section to “Miramar,” “we,” “us,” “our,” “the Company” and “our Company” refer to Miramar Labs, Inc. and its consolidated subsidiary, Miramar Technologies, Inc.
On June 7, 2016, our wholly-owned subsidiary, Miramar Acquisition Corp., a corporation formed in the State of Delaware on June 2, 2016, or the Acquisition Sub, merged with and into Miramar Technologies, Inc., a corporation incorporated on April 2006 in the state of Delaware, or the Merger. Pursuant to the Merger, Miramar Technologies, Inc. was the surviving corporation and became Miramar Labs, Inc.’s wholly-owned subsidiary. All of the outstanding stock of Miramar Technologies, Inc. was converted into shares of our common stock.
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

Basis of Presentation
The audited consolidated financial statements of Miramar for the fiscal years ended December 31, 2016 and 2015, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below.
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
As of December 31, 2016, we had an installed base of approximately 873 miraDry Systems worldwide and over 80,000 miraDry procedures have been performed. We generated revenues of $20.4 million, and $17.2 million for the years ended December 31, 2016 and 2015, respectively. We had net losses of $20.4 million and $14.5 million, respectively, for the same periods. The net loss for the year ended December 31, 2016 included a non-cash charge of $8.1 million for the loss associated with the debt conversion as part of the APO transaction.
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
Revenues from markets outside of North America comprised 50%, and 57% of our total revenues for the years ended December 31, 2016 and 2015, respectively. We have agreements with multiple distributors with the authorization to sell and market in over 40 international countries outside of North America in Asia-Pacific, Europe, the Middle East and South America.
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
Our business is dependent upon the success of miraDry, and we cannot guarantee that we will be successful in significantly expanding physician and patient demand for miraDry procedures. In addition, we expect to continue to incur significant losses for the foreseeable future as we expand our commercialization and other business activities, and as a result, we cannot guarantee that we will be able to achieve or maintain our profitability.
We expect to continue to incur operating losses for the foreseeable future. We expect our expenses to be targeted in connection with our ongoing activities as we:

•	drive sales and marketing activities and initiatives to support our targeted sales growth particularly in the United States and expansion in Asia-Pacific;

•	invest in outside services to advance our product development and clinical efforts to achieve targeted milestones;

•	seek regulatory approval of new products and indications in the United States and in foreign countries in accordance with our timelines;

•	streamline our manufacturing operations to increase efficiencies; and

•	operate as a public company.
We closed a bridge financing on January 27, 2017 as described in our Current Report on Form 8-K filed on February 2, 2017. We anticipate that the proceeds from this financing, together with cash generated from sales of our products will last until the middle of May 2017. We are considering strategic partnerships in addition to seeking funding from private and public sector investors. We may be unable to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new applications into our miraDry System. Such conditions raise substantial doubt about our ability to continue as a going concern.
Components of Statements of Operations
Revenue
Product revenue consists of sales of miraDry Systems, as well as consumables, or bioTips, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by customer service, the product can be shipped generally at the time the order is received or when the financial considerations are met.
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
Operating Expenses
Research and Development. Research and development (R&D) expenses consist primarily of compensation and related costs for personnel, including stock-based compensation and employee benefits. Other significant R&D costs include third-party consulting services, laboratory supplies, research materials and supplies, and depreciation and amortization of medical and computer equipment and software. We expense R&D expenses as incurred. We plan to continue to invest in improving the miraDry System and developing our technology for new indications. If we are successful in securing additional funding, we expect R&D expenses to increase in absolute dollars but to decline as a percent of revenue.
Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel associated with our direct sales force, practice development managers, sales management and our marketing personnel. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors in Europe/Middle East and Asia-Pacific, and costs related to trade shows and marketing programs. Marketing programs include reimbursement to customers for qualified submissions of marketing expenses with a separately identifiable benefit, and where they provide us evidence of payment. We expense sales and marketing costs as incurred. If we are successful in securing additional funding, we expect sales and marketing expenses to increase in future periods as we grow revenue and expand our sales force and our marketing organization, in addition to increased participation in global trade shows and marketing programs, including consumer marketing.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel. In addition, general and administrative expenses include the medical device tax fee (through December 2015), and third-party consulting, which include legal, audit, accounting and tax services. General and administrative expenses have increased in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
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
Other Income, Net. Other income, net consists primarily of the re-measurement of outstanding stock warrants at each balance sheet date. Additionally, it includes gains and losses from the disposal of fixed assets and foreign currency exchange gains and losses.
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Year ended December 31,
	2016	2015
Revenue	$20,446,533	$17,199,511
Cost of revenue	9,138,675	8,257,048
Gross margin	11,307,858	8,942,463
Operating expenses:
Research and development	3,319,021	4,974,120
Selling and marketing	13,550,645	11,757,734
General and administrative	6,036,389	5,468,916
Total operating expenses:	22,906,055	22,200,770
Loss from operations	(11,598,197)	(13,258,307)
Interest income	9,590	5,931
Interest expense	(1,232,602)	(1,295,930)
Loss on debt conversion	(8,062,001)	—
Other income, net	457,031	62,780
Loss before provision for income taxes	(20,426,179)	(14,485,526)
Provision for income taxes	(9,308)	(8,722)
Net loss and comprehensive loss	(20,435,487)	(14,494,248)
Accretion of redeemable convertible preferred stock	—	(3,117)
Net loss attributable to common stockholders	$(20,435,487)	$(14,497,365)
Net loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(37.33)

Comparison of the years ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016	2015	Change
Capital systems	$11,018,134	$9,342,783	$1,675,351
Consumable	8,826,001	7,300,078	1,525,923
Other	602,398	556,650	45,748
Total revenue	$20,446,533	$17,199,511	$3,247,022
Total revenue in 2016 increased $3.2 million as compared to 2015. Sales of capital systems increased by $1.7 million in 2016 over the prior year. North America capital systems sales increased by $0.2 million in 2016 over the prior year as we continued to see momentum of system sales as a result of increased market awareness. Asia-Pacific capital sales increased by $1.0 million in 2016 over the prior year, primarily due to shipments to China associated with the launch and a full year of sales in 2016 as compared to one quarter of sales in 2015. Sales of consumables increased $1.5 million in 2016 over the prior year, primarily due to increased utilization in North America and Europe/Middle East. Other revenue, which is primarily for extended warranty agreements and service contracts, reflected growth of 8.2% in 2016 as compared to the same period for 2015. The year over year increase was due to a larger number of extended warranty contracts, primarily in North America.

	Year Ended December 31,
	2016	2015	Change
North America	$10,275,115	$7,432,534	$2,842,581
Asia-Pacific	6,203,025	5,879,414	323,611
Europe/Middle East	3,890,497	3,532,047	358,450
South America	77,896	355,516	(277,620)
Total revenue	$20,446,533	$17,199,511	$3,247,022
Total revenue in 2016 and 2015, continued to be driven primarily from North America and Asia-Pacific which represented collectively 81%, and 77% of the total revenue, respectively. North America revenue in 2016 grew 38% as compared to the prior year. Growth for each of these periods was driven by both strong new capital system placements and increased consumable utilization. Capital system sales growth was primarily attributed to both a greater number of units placed and higher average selling prices. Consumable sales growth was primarily attributed to increasing utilization being driven by increasing consumer awareness through expanded marketing efforts. Asia-Pacific revenue in 2016 grew 6%, respectively, as compared to the prior year. The growth was due to increased capital system sales offset partially by lower consumable sales due primarily to the changes in distributors for certain countries. Europe/Middle East revenue in 2016 increased 10% as compared to the prior year primarily due to strong consumable sales driven by increased utilization.
Cost of Revenue/Gross Margin

	Year Ended December 31,
	2016	2015	Change
Capital systems cost of revenue	$7,720,788	$7,255,809	$464,979
Consumable cost of revenue	820,446	505,421	315,025
Royalty	597,441	495,818	101,623
Total cost of revenue	$9,138,675	$8,257,048	$881,627
Gross margin %	55.3%	52.0%	3.3%
Gross margin percentage for the year ended December 31, 2016 was 55.3%, reflecting an increase over the prior year of 3.3%. The increase in gross margin for year is primarily attributable to a higher percentage of sales for North America and Asia-Pacific in 2016, where we have higher selling prices.

We currently expect that cost of revenue on current orders will show improvements from historic costs due to scaling of our operation closer to the optimal capacity of our manufacturing facility, introducing cost improvements from R&D, and increasing our production efficiencies.
Operating Expenses

	Year Ended December 31,
	2016	2015	Change
Research and development	$3,319,021	4,974,120	$(1,655,099)
Selling and marketing	13,550,645	11,757,734	1,792,911
General and administrative	6,036,389	5,468,916	567,473
Total operating expenses	$22,906,055	$22,200,770	$705,285
Research and Development. Research and development (R&D) expenses in 2016 and 2015 totaled $3.3 million and $5.0 million, respectively. This reflects a decrease of $1.7 million in 2016, as compared to the prior year. This decrease was primarily attributable to lower headcount and the associated employee related expenses of $1.1 million, outside services of $0.1 million and $0.3 million due to reduced activities associated with clinical studies.
Selling and Marketing. Selling and marketing expenses in 2016 and 2015 totaled $13.6 million and $11.8 million. This reflects an increase of $1.8 million in 2016, as compared to the prior year.  This increase was primarily attributable to an increase in compensation of $1.2 million, travel and entertainment of $0.2 million and marketing expenses of $0.4 million associated with higher sales.
General and Administrative. General and administrative expenses in 2016 and 2015 totaled $6.0 million and $5.5 million, respectively. This represents an increase of $0.6 million in 2016, as compared to 2015. This increase was primarily due to an increase of outside contractor and support costs related to our alternative public offering and other public company related costs.
Interest Expense

	Year Ended December 31,
	2016	2015	Change
Interest expense	$1,232,602	$1,295,930	$(63,328)
Interest expense decreased by $0.1 million in 2016 from 2015. The decrease was due to the refinancing of the SVB/Oxford debt in August 2015, which was partially offset by interest expense on convertible note agreements with current investors. The notes were converted in June 2016 to common stock in conjunction with the Merger.
Other Income, Net

	Year Ended December 31,
	2016	2015	Change
Other income, net	$457,031	$62,780	$394,251
Loss on debt conversion	8,062,001	—	8,062,001
Other income, net, increased by $0.4 million in 2016 from 2015, primarily due to the revaluation of the convertible preferred stock warrants in conjunction with the Merger in June 2016. In 2016, we also recorded a non-recurring non-cash charge for the loss on the conversion of debt to equity as part of our alternative public offering that was completed in June.
Liquidity and Capital Resources
Since our inception in 2006 as a Delaware corporation, we have incurred significant net losses and negative cash flows from operations. In 2016 and 2015, we had net losses of $20.4 million and $14.5 million, respectively. At December 31, 2016, we had an accumulated deficit of $113.9 million.

These factors raise substantial doubt about our ability to continue as a going concern. At December 31, 2016, we had cash and cash equivalents of $2.2 million. To date, we have financed our operations principally through private placements of our preferred stock, issuances of senior secured debt and receipts of customer deposits for new orders and payments from customers for systems sold. Through December 31, 2016, we have received proceeds of $100.5 million from the issuance of shares of our preferred and common stock.
We closed a bridge financing on January 27, 2017 as described in our Current Report on Form 8-K filed on February 2, 2017. We anticipate that the proceeds from this financing, together with cash generated from sales of our products will last until the middle of May 2017. We are considering strategic partnerships in addition to seeking funding from private and public sector investors. We may be unable to raise additional funds on favorable terms, or at all. Our failure to raise additional capital would have a negative impact on our financial condition and our ability to develop enhancements to and integrate new applications into our miraDry System. Such conditions raise substantial doubt about our ability to continue as a going concern.
Loan and Security Agreement
On August 7, 2015, we restructured our loan agreement from June 2014, and entered into a new loan and security agreement, or the Loan Agreement, among us, Oxford Finance LLC, as collateral agent and a lender, the other lenders from time to time a party thereto and Silicon Valley Bank. The Loan Agreement provides for a $20 million secured term loan facility split into three tranches as follows: (i) $10 million in term loans, or the Term Loan A, (ii) $5 million in term loans, or the Term Loan B, and (iii) $5 million in term loans, or the Term Loan C. The Term Loan A was drawn on August 7, 2015. The Term Loan B and the Term Loan C have expired.
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
The term loans are payable in equal monthly installments amortizing over either 33 months or 27 months depending on when we meet certain revenue targets. Any remaining outstanding amounts of principal and/or interest are payable on September 1, 2019, the maturity date, together with a final payment equal to 2.25% multiplied by the original principal amount of the term loans, or the Final Payment.
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
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2016	2015
Cash used in operating activities	$(11,985,560)	$(11,871,054)
Cash used in investing activities	(204,188)	(223,703)
Cash provided by financing activities	11,750,878	1,252,526
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
In 2016, operating activities used $12.0 million in cash, a slight increase of $0.1 million from cash used in 2015 of $11.9 million. The increase was primarily attributable to an increase in accounts receivable and inventory balances, which were offset by an increase in revenue.
Investing Activities
Cash used in investing activities was $0.2 million and $0.2 million in 2016 and 2015, respectively. This was primarily for purchases of capital equipment used for operations and production.
Financing Activities
In 2016, $11.8 million of cash provided by financing activities was primarily from the issuance bridge notes and proceeds from the private placement.
In 2015, the outstanding balance of $7.9 million of the $10M SVB/Oxford loan was refinanced to the original $10.0 million and additional loans for insurance premiums and bridge financing loans of $1.5 million increased our cash position by $3.6 million. The increase was partially offset by principal payments on the previous SVB/Oxford loan and outstanding insurance premium loans and equipment capital leases of $2.3 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by applicable SEC regulations.
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
Revenue Recognition
The Company’s revenue is derived from the sale of the miraDry system, related consumables and accessories, and separately priced extended warranties and service agreements.  The Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue for product sales generally occurs upon shipment. Revenue for extended warranties and service agreements are recognized ratably over the term of the agreement.
Persuasive evidence of an arrangement - The Company use contracts or purchase orders to ascertain evidence of an arrangement.

Title and risk of loss transferred to customer - Standard terms specify that title transfers upon shipment to the customer. Third party shipping documents are used to verify that title has transferred.
Sales price fixed or determinable - Sales prices are documented in the executed sales contract or purchase order prior to shipment. Standard terms in these agreements do not allow for trial periods, rights of return, refunds, payments contingent on obtaining financing or other terms that could impact the customer’s obligation.
Collectibility - The Company assesses whether collection is reasonably assured based upon credit worthiness and past payment collections.
The Company has distributor agreements with several international distributors. Certain distributor agreements contain product repurchase provisions. The Company defers revenue for its potential exposure for product repurchases. As of December 31, 2016, there were no outstanding distributor agreements with repurchase provisions.
The Company provides marketing development programs as part of certain customer purchase agreements and qualification through marketing rewards programs. The programs generally provide for reimbursement of qualifying marketing expenditures that promote the Company’s products and brand. In order to qualify for the reimbursement, the customer must (1) adhere to the established brand style guidelines and only feature miraDry Systems and the customer’s practice, and (2) submit invoices for marketing expenses. Through this review, the Company ensures that the fair value of the separately identifiable benefit received is equal to or greater than the amount being reimbursed. The Company’s reimbursement of marketing expenditures under these programs is recorded in sales and marketing expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
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
The Company adheres to the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return.
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
JOBS Act Accounting Election
We are an “emerging growth company” within the meaning of the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies.
Recently Issued and Adopted Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statement.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.

Item 8. Unaudited Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Miramar Labs, Inc.
We have audited the accompanying consolidated balance sheets of Miramar Labs, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP
San Jose, California
March 16, 2017

MIRAMAR LABS, INC.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,203,639	$2,642,509
Accounts receivable, net	3,159,423	2,683,053
Inventories	6,649,840	4,791,741
Prepaid expenses and other current assets	341,048	290,481
Total current assets	12,353,950	10,407,784
Property and equipment, net	714,797	1,211,129
Restricted cash	295,067	295,067
Other non-current assets	13,976	11,860
TOTAL ASSETS	$13,377,790	$11,925,840
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discount	$9,916,626	$10,829,375
Accounts payable	1,582,145	1,288,107
Accrued and other current liabilities	4,567,076	3,572,441
Deferred revenue	182,160	739,786
Total current liabilities	16,248,007	16,429,709
Warrant liability	7,342	499,616
Deferred rent, non-current	77,309	112,065
Capital lease payable, non-current	—	16,865
TOTAL LIABILITIES	16,332,658	17,058,255
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $.001 par value - 40,000,000 shares authorized and 2,826,981 shares issued and outstanding at December 31, 2015 (Liquidation preference of $61,179,942). No shares authorized or outstanding at December 31, 2016.	—	61,179,942
Stockholders’ deficit:
Blank check preferred stock, $0.001 par value - 5,000,000 shares authorized. No shares issued and outstanding at December 31, 2016 and 2015.	—	—
Series A convertible preferred stock, $0.001 par value - 2,100,000 shares authorized and 147,864 shares issued and outstanding at December 31, 2015 (Liquidation preference of $2,000,000). No shares authorized or outstanding at December 31, 2016.	—	148
Series B convertible preferred stock, $0.001 par value - 9,000,000 shares authorized and 589,784 shares issued and outstanding at December 31, 2015 (Liquidation preference of $14,359,244). No shares authorized or outstanding at December 31, 2016.	—	590
Common stock, $0.001 par value - 100,000,000 and 105,500,000 shares authorized and 9,334,857 and 398,540 shares issued and outstanding at December 31, 2016 and 2015.	9,335	399
Additional paid-in capital	110,918,412	27,133,634
Accumulated deficit	(113,882,615)	(93,447,128)
TOTAL STOCKHOLDERS’ DEFICIT	(2,954,868)	(66,312,357)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,377,790	$11,925,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2016	2015
Revenue	$20,446,533	$17,199,511
Cost of revenue	9,138,675	8,257,048
Gross margin	11,307,858	8,942,463
Operating expenses:
Research and development	3,319,021	4,974,120
Selling and marketing	13,550,645	11,757,734
General and administrative	6,036,389	5,468,916
Total operating expenses	22,906,055	22,200,770
Loss from operations	(11,598,197)	(13,258,307)
Interest income	9,590	5,931
Interest expense	(1,232,602)	(1,295,930)
Loss on debt conversion	(8,062,001)	—
Other income, net	457,031	62,780
Net loss before provision for income taxes	(20,426,179)	(14,485,526)
Provision for income taxes	(9,308)	(8,722)
Net loss and comprehensive loss	(20,435,487)	(14,494,248)
Accretion of redeemable convertible preferred stock	—	(3,117)
Net loss attributable to common stockholders	$(20,435,487)	$(14,497,365)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,379,421	388,379
Net loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(37.33)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Consolidated Statements of Redeemable
Convertible Preferred Stock and Stockholders’ Deficit

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2014	2,826,981	$61,179,942	737,648	$738	385,294	$385	$26,478,755	$(78,952,880)	$(52,473,002)
Exercise of stock options at $1.35- $8.66 per share for cash in October 2015	—	—	—	—	13,246	14	51,079	—	51,093
Series D redeemable preferred stock issuance cost	—	(3,117)	—	—	—	—		—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,117	—	—	—	—	(3,117)	—	(3,117)
Stock-based compensation	—	—	—	—	—	—	606,917	—	606,917
Net and comprehensive loss	—	—	—	—	—	—	—	(14,494,248)	(14,494,248)
Balances at December 31, 2015	2,826,981	$61,179,942	737,648	$738	398,540	$399	$27,133,634	$(93,447,128)	$(66,312,357)
Exercise of stock options at $6.63 - $8.66 per share for cash in April 2016	—	—	—	—	3,267	3	24,619	—	24,622
Exercise of stock options at $1.36 per share for cash in September 2016	—	—	—	—	18,483	19	25,118	—	25,137
Issuance of restricted common stock at $5.5925 per share for consulting services in August 2016	—	—	—	—	63,636	63	355,822	—	355,885
Issuance of common stock, net of offering costs of $899,899	—	—	—	—	1,568,726	1,569	6,986,826	—	6,988,395
Issuance of common stock for conversion of February 2016 convertible notes	—	—	—	—	2,418,628	2,418	12,090,633	—	12,093,051
Issuance of common stock for conversion of May 2016 convertible notes	—	—	—	—	409,841	410	2,048,884	—	2,049,294
Issuance of common stock to KTL Bamboo International Corp	—	—	—	—	900,000	900	(900)	—	—
Conversion of preferred stock to common stock in connection with the merger	(2,826,981)	(61,179,942)	(737,648)	(738)	3,611,857	3,612	61,177,068	—	61,179,942
Common stock repurchased in connection with the merger	—	—	—	—	(12,325)	(12)	(61,684)	—	(61,696)
Conversion of convertible stock warrants to common stock warrants-reclassification to equity	—	—	—	—	—	—	80,703	—	80,703
Issuance of common stock warrants for issuance costs	—	—	—	—	—	—	(44,663)	—	(44,663)
Return of common stock outstanding to authorized, unissued common stock	—	—	—	—	(45,796)	(46)	46	—	—
Stock-based compensation	—	—	—	—	—	—	1,102,306	—	1,102,306
Net and comprehensive loss	—	—	—	—	—	—	—	(20,435,487)	(20,435,487)
Balances at December 31, 2016	—	$—	—	$—	9,334,857	$9,335	$110,918,412	$(113,882,615)	$(2,954,868)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,435,487)	$(14,494,248)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	532,377	682,563
Loss on debt conversion	8,062,001	—
Loss on disposal of fixed assets	—	40,258
Stock-based compensation	1,102,306	606,917
Issuance of restricted common stock	355,885	—
Change in preferred stock warrant value	(456,234)	(106,142)
Amortization of debt discount and issuance costs	359,265	200,305
Changes in operating assets and liabilities
Accounts receivable	(476,370)	(95,600)
Inventories	(1,689,956)	536,751
Prepaid expenses and other current assets	(50,567)	67,723
Other non-current assets	(2,116)	640
Accounts payable	294,039	443,447
Accrued and other current liabilities	976,923	843,429
Deferred revenue	(557,626)	(597,097)
Net cash used in operating activities	(11,985,560)	(11,871,054)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(204,188)	(223,703)
Net cash used in investing activities	(204,188)	(223,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	7,038,154	51,093
Repurchase of common stock	(61,696)	—
Issuance costs of convertible preferred stock	—	(3,117)
Proceeds from issuance of convertible notes payable	5,182,496	3,557,714
Principal payments on capital leases	(33,909)	(53,282)
Payments on notes payable	(374,167)	(2,299,882)
Net cash provided by financing activities	11,750,878	1,252,526
Net decrease in cash and cash equivalents	(438,870)	(10,842,231)
Cash and cash equivalents at beginning of period	2,642,509	13,484,740
Cash and cash equivalents at end of period	$2,203,639	$2,642,509
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$795,120	$1,069,282
Cash paid for taxes	$9,308	$8,722
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable preferred stock to redemption value	$—	$3,117
Net transfer to inventory from leased equipment	$(168,143)	$105,250
Conversion of preferred stock and warrants to common stock and warrants	$76,854,580	$—
Common stock issued to convert notes payable	$14,142,345	$—
Issuance of common stock warrants for issuance costs	$44,663	$234,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Notes to Consolidated Financial Statements

1.	Background and Organization
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
The accompanying financial statements are prepared on a going concern basis which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, Miramar Labs, Inc. had incurred net losses and negative cash flows from operations. From April 4, 2006 (date of inception) to December 31, 2016, Miramar Labs, Inc. had an accumulated deficit of $113,882,615. The Company has not achieved positive cash flows from operations. To date, the Company has been funded primarily by preferred stock and debt financings. In order to continue its operations, the Company must raise additional equity or debt financing and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to the Company, or at all. The failure to obtain sufficient funds on acceptable terms, when needed, could have a material, adverse effect on the Company’s business, results of operations, and future cash flows.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with one financial institution in the United States of America. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. At December 31, 2016, the Company’s uninsured cash balances totaled $2,185,781.
The Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company generally does not charge interest on past due accounts. The Company’s customers representing greater than 10% of accounts receivable and revenue were as follows:

	Revenue		Accounts Receivable
	Year ended December 31,		December 31,
	2016	2015	2016	2015
Customer A	*	*	16%	*
Customer B	*	*	20%	12%
Customer C	*	15%	*	20%
Customer D	*	*	*	23%
Sales in North America consisted of 50% and 43% of total revenue, in the years ended December 31, 2016 and 2015, respectively. The remainder of the Company’s sales came primarily from Asia-Pacific and Europe/Middle East.
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
Shipping and Handling Costs
Shipping and handling costs related to the Company’s products are expensed as incurred and are included in cost of sales.
Revenue Recognition

The Company’s revenue is derived from the sale of the miraDry system, related consumables and accessories, and separately priced extended warranties and service agreements.  The Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue for product sales generally occurs upon shipment. Revenue for extended warranties and service agreements are recognized ratably over the term of the agreement.
Persuasive evidence of an arrangement - The Company use contracts or purchase orders to ascertain evidence of an arrangement.
Title and risk of loss transferred to customer - Standard terms specify that title transfers upon shipment to the customer. Third party shipping documents are used to verify that title has transferred.
Sales price fixed or determinable - Sales prices are documented in the executed sales contract or purchase order prior to shipment. Standard terms in these agreements do not allow for trial periods, rights of return, refunds, payments contingent on obtaining financing or other terms that could impact the customer’s obligation.
Collectibility - The Company assesses whether collection is reasonably assured based upon credit worthiness and past payment collections.
The Company has distributor agreements with several international distributors. Certain distributor agreements may contain product repurchase provisions. The Company defers revenue for its potential exposure for these product repurchases. As of December 31, 2016, there were no outstanding distributor agreements with repurchase provisions.
In 2013, the Company introduced leasing programs for customers to evaluate the miraDry system for a defined rental period and then return or purchase the leased equipment. Each lease was evaluated by the Company according to FASB Accounting Standards Codification 840, Leases (“ASC 840”) and recorded as an operating or capital lease. Rental income from the operating leases is recorded on a straight-line basis over the rental term and the related depreciation of the leased equipment is recorded in cost of revenue in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Included in revenue is rental income of $45,900 in 2015. Included in cost of revenue is depreciation expense on the leased equipment of $20,466 in 2015. The leased equipment and related accumulated depreciation is recorded in property and equipment in the accompanying Consolidated Balance Sheets. The leasing program was discontinued in 2015 and no leased equipment or related accumulated depreciation was recorded in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. No capital lease revenue was recognized in 2015. Capital lease receivables of $13,139 are included in prepaid expenses and other current assets at December 31, 2015.
In 2015, the Company reintroduced the Market Validation Program (MVP), which contained a right of return less a restocking fee, during the contract period. The Company defers revenue until the equipment is either returned or purchased. Equipment at customers under this program of $168,143 is recorded in property and equipment and $19,200 is recorded in deferred revenue in the accompanying Consolidated Balance Sheets as of December 31, 2015. The program was discontinued in 2016 and all equipment was either returned or purchased as of December 31, 2016.
The Company provides marketing development funds as part of certain customer purchase agreements and qualification through marketing rewards programs. The programs generally provide for reimbursement of qualifying marketing expenditures that promote the Company’s products and brand. In order to qualify for the reimbursement, the customer must adhere to the established brand style guidelines and only feature miraDry system products and the customer’s practice and submit invoice for the marketing expenses. Through this review, the Company ensures that the fair value of the separately identifiable benefit received is equal to or greater than the amount being reimbursed. The Company’s reimbursement of marketing expenditures under these programs are recorded in sales and marketing expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Medical Device Excise Tax
Effective January 1, 2013, the Health Care and Education Reconciliation Act of 2010 imposed a 2.3% tax on the sales price of medical device products sold within the United States. The tax is expensed as incurred and the Company has elected to include this tax in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. This tax was suspended effective January 1, 2016.

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
The allowance for doubtful accounts as of December 31, 2016 and 2015, consisted of the following activity:

Allowance for doubtful accounts, December 31, 2014	40,000
Provision for doubtful accounts	53,610
Write offs	(33,610)
Allowance for doubtful accounts, December 31, 2015	$60,000
Provision for doubtful accounts	3,000
Write offs	—
Allowance for doubtful accounts, December 31, 2016	$63,000
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. All property and equipment is depreciated on a straight‑line basis over the estimated useful lives of the assets, which are as follows:

Machinery and equipment	5 years
Computer and office equipment/software	3 years
Furniture and fixtures	5 years
Leased equipment	1-2 years
Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is recognized in the statement of operations. Maintenance and repairs are charged to operations as incurred.
Research and Development Expenditures
Research and development costs are charged to operations as incurred. These amounts include, but are not limited to, direct costs and research related overhead expenses.
Marketing and Advertising Expenditures
The cost of marketing and advertising is expensed as incurred. Marketing and advertising costs totaled $2,393,753 and $1,449,845 in 2016 and 2015, respectively.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through December 31, 2016, the Company has not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, and restricted cash, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of notes payable approximates fair value based upon the present value of expected future cash flows and assumptions about current interest rates available to the Company. The carrying amount of the warrant liability has been marked-to-market such that the carrying amount represents its fair value.
Freestanding Stock Warrants
Freestanding warrants and other similar instruments are accounted for in accordance with ASC 480, “Distinguishing Liabilities from Equity.” Certain freestanding warrants which are exercisable into the Company’s common stock and are classified as liabilities in the balance sheet. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense). The Company will continue to adjust the liability for changes in fair value until the earlier of exercise of the warrants or expiration of the warrants.
Income Taxes
The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities and for net operating loss and tax credit carryforwards using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company adheres to the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense, net, as necessary.
Foreign Currency Translation
Foreign exchange gains and losses (as well as re-measurement gains and losses) for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in other income (expense) in the Company’s consolidated statement of operations. The U.S. dollar is the functional currency for all of the Company’s consolidated operations.
Stock‑Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation-Stock Compensation”. ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of all share-based payment awards on the date of grant using an option pricing model. All option grants valued since inception are expensed on a straight-line basis over the requisite service period. The Company accounts for equity instruments issued to nonemployees in accordance with ASC 505-50 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest.
Segment and Geographic Information
The Company has one business activity, which is the sale of the miraDry system to address hyperhidrosis, and operates in one reportable segment. The Company’s chief operating decision-maker, its chief executive officer, reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.
Net Loss per Share
The Company’s basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants to purchase stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive, due to the Company’s reported net losses.
Preferred Stock
The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  Accordingly, as of December 31, 2016 and 2015, all issuances of conditionally redeemable preferred shares are presented as temporary equity in the consolidated balance sheets.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendment in this ASU provides guidance on revenue recognition and requires companies to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The core principle of this update provides guidance to identify the performance obligations under the contract(s) with a customer and how to allocate the transaction price to the performance obligations in the contract. It further provides guidance to recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and in May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-08, ASU 2016-10 and ASU 2016-12 all update and clarify the guidance previously issued in ASU 2014-09. ASU 2014-09, as amended, allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application.  The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” ("ASU 2014-15"). The update sets forth a requirement for management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern, a responsibility that did not previously exist in GAAP. The amendments included in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this standard as of December 31, 2014.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted.  The Company has adopted this standard as of December 31, 2014.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost or net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the existing requirement to measure such inventory at the lower of cost or market value. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company does not believe adoption will have any significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The guidance in this update supersedes the leasing guidance in “Leases (Topic 840)”. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For public entities, the new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public entities, the new standard is effective for annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect that the standard will have on the consolidated financial statements.
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

3.	Balance Sheet Components
Inventories

	December 31,
	2016	2015
Raw materials	$2,554,853	$2,132,655
Work in progress	2,343,898	1,263,019
Finished goods	1,751,089	1,396,067
	$6,649,840	$4,791,741
Purchase commitments for inventory as of December 31, 2016 were $1,513,908.

Property and Equipment, Net

	December 31,
	2016	2015
Leasehold Improvements	$844,360	$844,360
Machinery and equipment	1,560,174	1,355,986
Computer and office equipment	241,291	241,291
Software	326,992	326,992
Furniture and fixtures	114,564	114,564
Leased equipment	—	168,143
	3,087,381	3,051,336
Less: Accumulated depreciation and amortization	(2,372,584)	(1,840,207)
	$714,797	$1,211,129
No capital leases were entered into during the years ended December 31, 2016 and 2015, respectively. Depreciation and amortization expense was $532,377 and $682,563 for the years ended December 31, 2016 and 2015, respectively. There was no leased equipment at December 31, 2016 due to the discontinuation of the leasing program.

At December 31, 2016 and 2015, substantially all of the property and equipment was located at the Company’s corporate headquarters in the United States.
Accrued Liabilities

	December 31,
	2016	2015
Accrued payroll and related expenses	$1,605,214	$1,457,534
Accrued royalty	1,887,426	1,226,973
Accrued warranty	161,000	217,000
Accrued marketing	366,000	165,600
Accrued clinical expenses	9,500	2,600
Accrued legal	25,407	112,000
Capital lease payable, current	16,865	33,909
Deferred rent, current	34,756	18,672
Accrued other expenses	460,908	338,153
	$4,567,076	$3,572,441
Accrued Warranty
The Company regularly reviews the accrued warranty balance and updates as necessary based on sales and warranty trends. The warranty accrual as of December 31, 2016 and 2015 consisted of the following activity:

Warranty accrual, December 31, 2014	$253,000
Accruals for product warranty	427,467
Cost of warranty claims	(463,467)
Warranty accrual, December 31, 2015	$217,000
Accruals for product warranty	342,474
Cost of warranty claims	(398,474)
Warranty accrual, December 31, 2016	$161,000

4.	Fair Value of Financial Instruments
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

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of December 31, 2016 and 2015, were as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$7,342	$7,342

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$499,616	$499,616
There were no transfers between Level 1, 2 and 3 of the fair value hierarchy during the years ended December 31, 2016 and 2015.
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

The changes in the warrant liability are summarized below:

Fair value at December 31, 2014	$371,039
Fair value of warrants issued during the year	234,719
Change in fair value recorded in interest and other income, net	(106,142)
Fair value at December 31, 2015	$499,616
Fair value of warrants issued during the year	44,663
Conversion to common stock warrants and reclassification to equity	(80,703)
Change in fair value recorded in interest and other income, net	(456,234)
Fair value at December 31, 2016	$7,342

5.	Related Party Transactions
Miramar Technologies, Inc. was formed at an incubator, The Foundry, LLC, or The Foundry, a company which provides seed capital and management services to its investees. Certain employees of The Foundry serve as members of the Company’s Board of Directors (the “Board”) and own shares of our common stock. The total amount reimbursed to The Foundry for services provided as members of the Board was $62,195 and $62,267, for the years ended December 31, 2016 and 2015, respectively.
In February 2008, Miramar Technologies, Inc. entered into a technology license and royalty agreement with The Foundry wherein Miramar Technologies, Inc. agreed to pay The Foundry a royalty of 1.5% of sales of the licensed products and 1.5% of the patented products, up to a maximum of $30 million. In March 2013, the total royalty percentage increased from 1.5% to 3.0% due to the issuance of a patent covering certain products of the Company. The total amount payable to The Foundry as of December 31, 2016 and 2015 was $1,887,426 and $1,226,973, respectively, which included interest accrued at the annual interest rate of the prime rate quoted by the Wall Street Journal plus 1% beginning on the first day of the calendar quarter to which such payment relates. No royalties were paid during the years ended December 31, 2016 and 2015.

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
No liability associated with such indemnifications has been recorded at December 31, 2016 and 2015.
Legal Claims
On July 20, 2015, a lawsuit alleging product liability, breach of warranty and negligence was filed against the Company in the Orange County Superior Court. The plaintiff alleged, among other things, that the Company was liable to plaintiff for injuries suffered due to defects in a certain miraDry device. We believe that there is no merit to the claims against the Company and the Company intends to vigorously defend the lawsuit, but the outcome of any potential litigation matter is uncertain. Management does not believe that resolution of this matter will have a material negative effect on our operating results. As of December 31, 2016 or December 31, 2015, no amounts have been accrued related to the matters as we believe the risk of material loss to be remote.

In September 2016, the Company received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. While we believe that the claim lacks legal basis and that we would prevail on the merits, the outcome is somewhat uncertain until the matter is finally resolved or adjudicated. The Company is insured, with a deductible payment immaterial to our operating results, to cover such claims.
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
Operating and Capital Leases
In December 2013, the Company entered into a 62 months non-cancelable operating lease for its office building space in Santa Clara, California. In connection with the lease, the Company entered into a letter of credit, which is secured by a restricted cash balance of $295,067. The Company previously had a five years non-cancelable operating lease for its office building space in Sunnyvale, California that expired in June 2014.
The Company also has a one year operating lease for office space in Hong Kong which expires in November 2017. The previous lease agreements for office space in Hong Kong expired in November 2016.
Rent expense under the Company’s operating leases was $576,869 and $567,032 for the years ended December 31, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent payable and rent expense on a straight-line basis is recorded as deferred rent and amortized over the period of the lease.
The Company has a capital lease agreement for office equipment which expires in July 2017. The gross cost of capital leases was $67,382 and $129,398 at December 31, 2016 and 2015, respectively. The accumulated amortization of asset under capital leases was $60,302 and $57,479 for the years ended December 31, 2016 and 2015, respectively. The Company depreciates the underlying assets on a straight line basis over the lesser of estimated useful lives of the assets or lease term.
The aggregate future minimum lease payments under all leases are as follows:

	Operating Lease	Capital Leases
Year ending December 31,
2017	$599,302	$17,249
2018	568,773	—
2019	241,592	—
Total minimum lease payments	$1,409,667	17,249
Less: Amount representing interest		(384)
Present value of minimum lease payments		16,865
Less: current portion of capital leases		(16,865)
Long term portion of capital leases		$—

7.	Notes Payable
In August 2015, the Company refinanced the outstanding balance of the $10 million loan and security agreement entered into in June 2013. The new agreement provided for the issuance of secured promissory notes in the aggregate principal amount of up to $20 million to be drawn down in two additional tranches of $5 million each, subject to certain financial milestones. The additional two tranches of $5 million expired in April and October 2016. The refinanced $10 million promissory note accrues interest at 7.80% per annum and monthly interest payments commenced on September 1, 2015. Principal and interest payments will commence on January 1, 2017.
All borrowings under the agreement are collateralized by substantially all of the Company’s assets. There are no significant financial covenants. The agreement contains a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment of all outstanding principal and interest amounts plus a prepayment fee. Due to the subjective acceleration clause, the outstanding notes payable are classified as current in the accompanying Consolidated Balance Sheets. As of December 31, 2016, the Company was in compliance with the debt covenants.
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
In June 2016, in connection with the Merger, $6 million of outstanding notes were converted into 2,828,469 shares of common stock. The $1.3 million of December 2015 Notes and $2.7 million of February 2016 Notes and accrued interest were converted at a 3 to 1 ratio into 2,418,628 shares at $5.00 per share, for a total of $12.1 million of common stock. These notes were not converted according to their original conversion terms as the terms were amended in connection with the Merger. As a result, the Company incurred a loss on debt conversion of $8.1 million. The $2.0 million of additional convertible promissory notes issued in May 2016 were converted at a 1 to 1 ratio into 409,841 shares at $5.00 per share.
The Company entered into short term financing agreements for insurance premiums with nine month payment terms and interest rates ranging from 2.25% to 7.45%. The outstanding balance of the financing agreements was $125,691 and $40,889 at December 31, 2016 and 2015, respectively.
Annual future principal payments under the notes payable are as follows:

2017	$3,517,295
2018	3,665,814
2019	2,942,582
Total payments	10,125,691
Less: Unamortized debt discount	(209,065)
Carrying value of notes payable	$9,916,626

8.	Common Stock
The Company’s amended Articles of Incorporation authorize the Company to issue 100,000,000 shares of $0.001 common stock. The common stockholders are entitled to elect three members to the Board. The holders of common stock are also entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board. As of December 31, 2016, no dividends have been declared to date. In connection with the Merger, 1,568,726 shares of common stock were issued in exchange for cash proceeds, net of issuance costs, of $6,988,395 and 900,000 shares were issued to the shareholders of KTL Bamboo International Corp.
At December 31, 2016, the Company had reserved common stock for future issuance as follows:

Exercise of options under stock plan	1,383,495
Issuance of options under stock plan	98,754
Exercise of common stock warrants	83,319
Common stock reserved for future issuance	1,565,568

9.	Convertible Preferred Stock
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
In November 2010, the Company issued warrants to purchase a total of 12,117 shares of Series C convertible preferred stock at an exercise price of $21.64 per share in connection with convertible notes payable issued. The Company determined the value of the warrants on the date of issuance to be $212,409 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $21.64, volatility of 96%, risk-free interest rate of 2.08%, and a contractual life of 7 years. The fair value of the warrants was recorded as a warrant liability, the estimated value, which represented a debt discount, was being amortized to interest expense over the term of the convertible notes, which were converted in May 2011. The warrants expire November 19, 2017. For the years ended December 31, 2016 and 2015, $38,522 and $27,535, respectively, was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants remain outstanding at December 31, 2016.
In January 2011, the Company issued warrants to purchase a total of 19,042 shares of Series C convertible preferred stock at an exercise price of $21.64 per share in connection with convertible notes payable issued. The Company determined the value of the warrants on the date of issuance to be $259,355 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $21.64, volatility of 64%, risk-free interest rate of 2.72%, and a contractual life of 7 years . The fair value of the warrants was recorded as a warrant liability, the estimated value, which represented a debt discount, was being amortized to interest expense over the term of the convertible notes, which were converted in May 2011. The warrants expire January 7, 2018. For the years ended December 31, 2016 and 2015, $63,770 and $43,011, respectively, was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants remain outstanding at December 31, 2016.

In December 2011, the Company issued warrants to purchase a total of 1,109 shares of Series A convertible preferred stock at an exercise price of $13.53 per share in connection with the same purchase of technology. The Company determined the value of the warrants on the date of issuance to be $6,930 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $12.44, volatility of 62%, risk-free interest rate of 1.00%, and a contractual life of five years. The fair value of the warrants was recorded as a warrant liability and expensed to research and development expense as technological feasibility had not been established and there is no alternative future use. For the years ended December 31, 2016 and 2015, $2,017 and $690, respectively, was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants expired December 6, 2016.
In June 2013, the Company issued warrants to purchase 9,241 shares of the Company’s Series C convertible preferred stock upon each $5 million draw down under a loan and security agreement at an exercise price of $21.64. The Company determined the value of the warrants on the date of issuance to be $152,750 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $23.13, volatility of 61%, risk-free interest rate of 2.49%, and a contractual life of 10 years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents a debt discount, was being amortized to interest expense over the term of the note, which was four years. Upon the refinancing of the loan and security agreement in August 2015, the remaining unamortized debt discount was included in the net present value calculation of the refinanced loan balance. The warrants expire June 26, 2023. For the years ended December 31, 2016 and 2015, $64,902 and $18,375, respectively, was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants remain outstanding at December 31, 2016.
In April 2014, the Company issued warrants to purchase 9,242 shares of the Company’s Series C convertible preferred stock upon the $5 million draw down under the loan and security agreement at an exercise price of $21.64. The Company determined the value of the warrants on the date of issuance to be $149,250 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $23.13, volatility of 58%, risk-free interest rate of 2.71%, and a contractual life of 10 years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents a debt discount, was being amortized to interest expense over the remaining term of the note, which was 38 months. Upon the refinancing of the loan and security agreement in August 2015, the remaining unamortized debt discount was included in the carrying value of the refinanced loan balance. The warrants expire April 28, 2024. For the years ended December 31, 2016 and 2015, $67,775 and $18,500, respectively, was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants remain outstanding at December 31, 2016.
In August 2015, the Company issued warrants to purchase 16,173 shares of the Company’s Series D convertible preferred stock under a loan and security agreement at an exercise price of $21.64. The Company determined the value of the warrants on the date of issuance to be $234,719 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of preferred stock of $22.05, volatility of 55%, risk-free interest rate of 2.18%, and a contractual life of 10 years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents a debt discount, is being amortized to interest expense over the term of the note, which is four years. The warrants expire August 6, 2025. For the years ended December 31, 2016 and 2015, $209,194 and $(1,969) was recorded to other income from the revaluation of the warrants to fair market value. In connection with the merger, these warrants were converted into common stock warrants. The warrants remain outstanding at December 31, 2016.
From June to August 2016, the Company issued warrants to purchase 17,504 shares of the common stock in conjunction with the Merger at an exercise price of $5.00. The Company determined the value of the warrants on the date of issuance to be $44,663 using the Black-Scholes option pricing model. Assumptions used were dividend yield 0%, fair value of common stock ranging from $5.00 to $6.10 , volatility of 56%, risk-free interest rate ranging from 1.01% to 1.23%, and a contractual life of five years. The fair value of the warrants was recorded as a warrant liability. The estimated value, which represents issuance costs, is recorded to additional paid in capital. The warrants expire 5 years from the issuance date. For the year ended December 31, 2016, $10,054 was recorded to other income from the revaluation of the warrants to fair market value. The warrants remain outstanding at December 31, 2016.

Total outstanding warrants as of December 31, 2016 are as follows:

	Number of Warrants	Exercise Price	Fair Value at date of issuance
Equity classified
November 2010 warrants issued with Series C convertible preferred stock	12,117	$21.64	$212,409
January 2011 warrants issued with Series C convertible preferred stock	19,042	21.64	259,355
June 2013 warrants issued in conjunction with note purchase agreement	9,241	21.64	152,750
April 2014 warrants issued in conjunction with drawdown on note purchase agreement	9,242	21.64	149,250
August 2015 warrants issued with refinance of note purchase agreement	16,173	21.64	234,719
June 2016 warrants issued in conjunction with merger	13,016	5.00	31,680
Liability classified
July to August 2016 warrants issued in conjunction with merger	4,488	5.00	12,983
Total outstanding warrants	83,319
For the years ended December 31, 2016 and 2015, respectively, $456,234 and $106,142 were recorded to other income from the revaluation of the warrants to fair market value. In June 2016, in connection with the Merger, 66,924 of the outstanding warrants valued at $53,436 were reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheets, when such preferred stock warrants were converted into common stock warrants. In December 2016, in connection with the terms of the warrant agreement, 13,016 of the outstanding warrants valued at $27,267 were reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheets.
The following assumptions were used in the Black-Scholes model to value the outstanding warrants:

	Year ended December 31,
	2016	2015
Expected term (years)	4.56 - 4.60	.94 - 9.60
Expected volatility	55%	57%
Risk-free interest rate	1.96%	.65% - 2.27%
Annual dividend rate	—%	—%
Stock Price	$4.00	$11.50- $22.05

11.	Stock Option Plan
In June 2016, the Board approved repricing of outstanding stock options to current employee and consultant option holders. In exchange for extending the vesting of options for an additional six months, the price of the outstanding stock grants was amended to $5.00 per share. The offer expired on July 12, 2016. Outstanding option shares of 744,133, ranging in grant prices from $6.36 to $8.66, were approved by the Board on July 14, 2016 and were repriced as part of the program. The expense related to the repricing was $173,512.

The following table summarizes activity under the 2006 Stock Option Plan (the “Plan”) for the years ended December 31, 2016 and 2015:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	66,354	629,559	$6.49
Additional shares reserved	221,797
Options granted	(271,414)	271,414	7.57
Options exercised		(13,246)	3.92
Options forfeited	31,823	(31,823)	7.17
Balance, December 31, 2015	48,560	855,904	$6.76
Additional shares reserved	599,535
Options granted	(579,460)	579,460	5.62
Options exercised		(21,750)	2.28
Options forfeited	30,119	(30,119)	6.48
Balance, December 31, 2016	98,754	1,383,495	$5.20
The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.3600	14,856	0.91	$1.3600	$39,220	14,856	$1.3600	$39,220
2.4400	8,501	1.29	2.4400	13,262	8,501	2.4400	13,262
4.3300	29,553	3.10	4.3300	—	29,553	4.3300	—
5.0000	735,017	7.31	5.0000	—	400,440	5.0000	—
5.4800	15,650	9.90	5.4800	—	625	5.4800	—
5.5700	432,094	9.65	5.5700	—	90,236	5.5700	—
5.5925	112,651	9.65	5.5925	—	9,387	5.5925	—
6.3600	20,248	1.87	6.3600	—	20,248	6.3600	—
6.6300	2,109	7.54	6.6300	—	2,109	6.6300	—
7.4400	8,166	5.10	7.4400	—	8,166	7.4400	—
7.5800	1,205	8.53	7.5800	—	1,205	7.5800	—
8.6600	3,445	6.19	8.6600	—	3,445	8.6600	—
	1,383,495	7.97	$5.2000	$52,482	588,771	$5.0200	$52,482
Stock-Based Compensation Associated with Awards to Employees
During the year ended December 31, 2016, the Company granted stock options to employees to purchase 416,201 shares of common stock with a weighted-average grant date fair value of $5.63. Stock-based employee compensation expense recognized during the years ended December 31, 2016 and 2015 was $945,149 and $545,501, respectively. As of December 31, 2016, there was total unrecognized compensation costs of $1,429,164 related to these stock options. These costs are expected to be recognized over a period of approximately 2.89 years.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016 and 2015 was $77,635 and $49,580, respectively.
The total fair value of employee options vested during the years ended December 31, 2016 and 2015 was $860,901 and $715,085, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015
Expected term (in years)	5.21 years	5.65 years
Expected volatility	46%	49%
Risk-free interest rate	1.17%-1.69%	1.43% -1.74%
Dividend yield	—%	—%
Stock-Based Compensation Associated with Awards to Non-employees
In April 2015, the Company granted stock options to a board advisor to purchase 99,312 shares of common stock at $7.57. In July 2016, these shares were repriced to $5.00. In August 2016, the Company granted stock options to purchase an additional 40,608 shares of common stock at $5.57 to a board advisor and 112,651 shares of common stock at $5.5925 to the Company’s Board of Directors. In November 2016, the Company granted stock options to a board advisor to purchase 10,000 shares of common stock at $5.48. Stock-based compensation expense recognized during the years ended December 31, 2016 and 2015 was $157,157 and $61,416, respectively. As of December 31, 2016, there was total unrecognized compensation costs of $553,467 related to these stock options. These costs are expected to be recognized over a period of approximately 3.44 years.
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model. The fair value of stock options granted to non-employees was estimated using the following weighted average assumptions:

	Year ended December 31, 2016	Year ended December 31, 2015
Expected term (in years)	5.89 years	5.67 years
Expected volatility	47%	49%
Risk-free interest rate	1.29% -1.69%	1.43%
Dividend yield	—%	—%

12.	Income Tax
The following reconciles the differences between income taxes computed at the federal income tax rate and the provision for income taxes:

	December 31,
	2016	2015
Expected income tax benefit at the federal statutory rate	34.0%	34.0%
State tax, net of federal benefit	3.4	3.4
Permanent differences	(15.8)	(1.4)
Non-deductible items and other	0.1	2.0
Change in valuation allowance	(21.7)	(38.0)
Net deferred tax assets	—%	—%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	December 31,
	2016	2015
Net operating loss carryforwards	$36,131,000	$31,866,000
Research and development credits	1,816,000	1,887,000
Capitalized start-up costs	1,317,000	1,349,000
Accruals and reserves	1,506,000	1,230,000
Total deferred tax assets	40,770,000	36,332,000
Less: Valuation allowance	(40,770,000)	(36,332,000)
Net deferred tax assets	$—	$—
Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015. The valuation allowance increased by $4,438,000 and $5,521,000 during years ended December 31, 2016 and 2015, respectively. The valuation allowance increases mainly related to an increase in the net operating loss carryforwards during the taxable years.
As of December 31, 2016, the Company had net operating loss carry forwards of approximately $94,144,000 and $73,265,000 available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal net operating loss carryforwards begin expiring in 2026, and the state net operating loss carryforwards begin expiring in 2016.
As of December 31, 2016 and 2015, the Company had research and development credit carryforwards of approximately $1,347,000 and $1,398,000 available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2026, and the California R&D credits carryforward indefinitely.
Utilization of the Company’s net operating loss and tax credits carryforwards may be subject to substantial annual limitation in the event that there is a change of ownership as provided by sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of net operating loss carryforwards and tax credits before utilization. The Company has not performed an analysis under Section 382 and, accordingly, some or all of its net operating loss carryforwards and tax credits may not be available to offset future taxable income.
The Company is not currently under audit by the Internal Revenue Service or any state income or franchise tax agencies. The statute of limitations for examination remain open for all years due to the carryforward of net operating losses and tax credits, of which none have been utilized as of December 31, 2016.
As of December 31, 2016 and 2015, respectively, the Company had an unrecognized tax benefit of $453,940 and $471,858. No liability, penalties or interest expense has been recorded in the consolidated financial statements. A reconciliation of the change in unrecognized tax benefits is as follows:

	Year ended December 31,
	2016	2015
Beginning Balance	$471,858	$431,657
Increase (decrease) in balance related to tax positions taken during the year	(17,918)	40,201
Ending Balance	$453,940	$471,858

13.	Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board. The Company accrues for a 100% match for employee contributions up to $1,000. As of December 31, 2016 and 2015, the Company had accrued $44,385 and $52,752, respectively, for employer contributions.

14.	Net Loss per Share
The Company’s basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2016	2015
Net loss	$(20,435,487)	$(14,494,248)
Accretion of redeemable convertible preferred stock	—	(3,117)
Net loss attributable to common stockholders	(20,435,487)	(14,497,365)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,379,421	388,379
Net loss per share attributable to common stockholders, basic and diluted	$(3.80)	$(37.33)
The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2016	2015
Convertible preferred stock (if converted)	—	3,611,876
Stock warrants	83,319	66,923
Options to purchase common stock	1,383,495	855,904

15.	Subsequent Events
In January 2017, the Company entered into a note purchase agreement with existing investors to draw down up to $3.0 million for working capital purposes. The Company subsequently issued $2.7 million of convertible promissory notes that accrue interest at 10% per year and are due at the earliest of an event of default, liquidation or dissolution event or one year from date of issuance. In the event of an equity financing with an aggregate sales price of not less than $10 million prior to the Maturity Date and a change of control event, the outstanding balance of each note (principal amount together with accrued but unpaid interest) will be multiplied by five (5) and automatically convert into shares of securities issued in such equity financing at the price per share paid by investors in such equity financing. In the event of an equity financing with an aggregate sales price of less than $10 million prior to the Maturity Date and a change of control event, at the election of holders of the Notes holding a majority of the aggregate outstanding principal amount of the Notes, the Outstanding Balance of each Note will be multiplied by five (5) and convert into shares of securities issued in such equity financing at the price per share paid by investors in such equity financing. In the event of a change of control event and the Notes have not been repaid or converted in full prior to the change of control event, (i) in the case of a stock-for-stock merger, three (3) times the Outstanding Balance of each Note will automatically convert into shares of the acquiring company at the price per share as determined by (A) the ten-day average closing price of the common stock of the acquiring company if it is a public company or (B) our board of directors in good faith, if it is a private company, or (ii) in the case of a cash-for-stock merger or sale of all or substantially all of our assets, holders of the Notes will be entitled to receive the amount of cash equal to three (3) times the Outstanding Balance. The Notes are secured by certain assets of the Company pursuant to the security agreement of outstanding notes payable as outlined in Note 7 above.
On April 19, 2016, we entered into a Distribution Agreement and Marketing Development Funds agreement with a third party to serve as our distributor to multiple territories within Europe.  Under the Marketing Development Funds agreement the Company was required to make quarterly payments (either cash or discounted product prices) after receiving the distributor’s purchasing forecasts. To date the Company has paid $200,000 (an initial quarterly payment) under the Marketing Development Funds agreement.  Due to failure of the distributor to meet certain obligations of the Agreement, primarily failure to meet the Minimum Purchase Obligations, we provided notice of  termination of these Agreements on February 24, 2017.  This notice of termination shall serve as the required ninety days prior written notice.  There is a ninety day period to cure.  We do not believe that this party has the resources to cure this breech and has admitted this to the company.  As such, the company has concluded it has no further obligations to provide funding of any amounts under these agreements beyond the effective termination date of May 25, 2017. The Company has not accrued any additional Marketing Development Funds over and above the $200,000 already paid as of December 31, 2016 as it has concluded that the possibility of the Distributor curing the breach to be remote.
Management has evaluated all transactions and events through March 16, 2017, the date on which these financial statements were issued, and did not note any items that would adjust the financial statements or require additional disclosures.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure and Supplementary Data
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of R. Michael Klein, our President and CEO, and Brigid Makes, our CFO, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations surrounding internal controls over financial reporting, our disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
In connection with the preparation of this Report, we carried out an evaluation, under the supervision and with the participation of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures existing as of December 31, 2016. Based on the evaluation of these disclosure controls, we concluded that our disclosure controls and procedures were not effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.
Not applicable.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement, or the Proxy Statement, for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement.
PART IV
Item 15. Exhibits.
(a)
(1) The financial statements required by Item 15(a) are filed in Item 8 of this Report.
(2) The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Report.
(3) We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits included herein.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated June 7, 2016, by and among Miramar Labs, Inc., Miramar Technologies, Inc. and Miramar Acquisition Corp.	S-1	2.1	October 14, 2016
3.1	Amended and Restated Certificate of Incorporation of Miramar Labs, Inc.	S-1	3.1	October 14, 2016
3.2	Amended and Restated Bylaws of Miramar Labs, Inc.	S-1	3.2	October 14, 2016
3.3	Certificate of Merger of Miramar Acquisition Corp. with and into Miramar Technologies, Inc., filed June 7, 2016.	S-1	3.2	October 14, 2016
4.1	Form of Common Stock Certificate.	S-1	4.1	October 14, 2016
4.2	Form of Registration Rights Agreement, by and among Miramar Labs, Inc. and certain investors named therein.	S-1	4.2	October 14, 2016
4.3	Form of Subordinated Secured Convertible Promissory Note (contained in Exhibit 10.25).	S-1	4.3	October 14, 2016
10.1	Split Off Agreement, dated June 7, 2016, by and among Miramar Labs, Inc., Spacepath Enterprise Corp. and Andrey Zasoryn.	S-1	10.1	October 14, 2016
10.2	General Release Agreement, dated June 7, 2016, by and among Miramar Labs, Inc., Spacepath Enterprise Corp. and Andrey Zasoryn.	S-1	10.2	October 14, 2016
10.3	Form of Lock-Up Agreement, by and between Miramar Labs, Inc. and certain parties thereto.	S-1	10.3	October 14, 2016
10.4	Form of Subscription Agreement, by and between Miramar Labs, Inc. and the purchasers thereto.	S-1	10.4	October 14, 2016
10.5	Private Placement Engagement Agreement, dated June 1, 2016, by and among Miramar Labs, Inc., Katalyst Securities LLC and The Benchmark Company, LLC.	S-1	10.5	October 14, 2016
10.6	Assignment and Assumption of Engagement Letter dated June 7, 2016 by and among Miramar Labs, Inc., Miramar Technologies, Inc., Katalyst Securities LLC and The Benchmark Company, LLC.	S-1	10.6	October 14, 2016
10.7	Form of Placement Agent Warrant for Common Stock of Miramar Labs, Inc.	S-1	10.7	October 14, 2016
10.8	Assignment and License Agreement, dated December 31, 2008, by and between Miramar Labs, Inc. and The Foundry, Inc.	S-1	10.8	October 14, 2016
10.9	Assignment and License Clarification Letter, dated June 10, 2010, by and between Miramar Labs, Inc. and The Foundry, LLC.	S-1	10.9	October 14, 2016
10.10	Asset Purchase Agreement, dated January 18, 2008, by and between Miramar Labs, Inc. and Jan Wallace.	S-1	10.10	October 14, 2016
10.11	Loan and Security Agreement, dated August 7, 2015, by and among Miramar Labs, Inc., Oxford Finance LLC, and Silicon Valley Bank.	S-1	10.11	October 14, 2016
10.12	Subordination Agreement, dated February 24, 2016, by and among Oxford Finance LLC and Lenders from time to time a party thereto.	S-1	10.12	October 14, 2016
10.13	Consent, Joinder and First Amendment to Loan and Security Agreement, dated June 2, 2016, by and among Miramar Labs, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.	S-1	10.13	October 14, 2016
10.14	Consent, Joinder and Second Amendment to Loan and Security Agreement, dated June 7, 2016, by and among Miramar Labs, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.	S-1	10.14	October 14, 2016
10.15	Lease Agreement, dated December 16, 2013, by and between Miramar Labs, Inc. and DWF III Walsh Bowers, LLC.	S-1	10.15	October 14, 2016

10.16†	Miramar Labs, Inc. 2006 Stock Plan.	S-1	10.16	October 14, 2016
10.17†	Form of Stock Option Agreement under the 2006 Plan.	S-1	10.17	October 14, 2016
10.18†	Form of Indemnification Agreement for directors and executive officers.	S-1	10.18	October 14, 2016
10.19†	Employment Offer Letter, dated October 16, 2006, by and between Foundry Newco X and Steven Kim.	S-1	10.19	October 14, 2016
10.20†	Employment Agreement, dated September 21, 2011, by and between Miramar Labs, Inc. and Brigid A. Makes.	S-1	10.20	October 14, 2016
10.21†	Amendment to Employment Agreement, dated May 28, 2013, by and between Miramar Labs, Inc. and Brigid A. Makes.	S-1	10.21	October 14, 2016
10.22†	Employment Agreement, dated May 27, 2016, by and between Miramar Labs, Inc. and Robert Michael Kleine.	S-1	10.22	October 14, 2016
10.23#	Supply Agreement dated, November 13, 2014, by and between Miramar Labs, Inc. and Broadband Wireless, LLC.	S-1	10.23	October 14, 2016
10.24#	Contract Manufacturing Service Agreement dated, November 6, 2012, by and between Miramar Labs, Inc. and Healthcare Technology International Limited.	S-1	10.24	October 14, 2016
10.25	Note Purchase Agreement, dated January 27, 2017, by and among Miramar Labs, Inc. and certain investors named therein.	S-1/A	10.25	January 30, 2017
10.26	Security Agreement, dated January 27, 2017, by and among Miramar Labs, Inc. and certain investors named therein.	S-1/A	10.26	January 30, 2017
10.27	Subordination Agreement, dated January 27, 2017, by and among Miramar Labs, Inc., Oxford Finance LLC and certain creditors named therein.	S-1/A	10.27	January 30, 2017
21	List of Subsidiaries				X
24	Power of Attorney (contained on the signature page hereto).				X
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema.
101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.
					X X X X X X
† Management contract or compensatory plan or arrangement.
# Confidential treatment granted. Portions of this exhibit (indicated by asterisks) have been omitted and this exhibit has been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRAMAR LABS, INC.

Dated:	March 16, 2017	By:	/s/ R. Michael Kleine
		Name:	R. Michael Kleine
		Title:	Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Michael Kleine and Brigid A. Makes, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Michael Kleine	Director, President and Chief Executive Officer(Principal Executive Officer)	March 16, 2017
Robert Michael Kleine

/s/ Brigid A. Makes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
Brigid A. Makes

/s/ Mark E. Deem	Director	March 16, 2017
Mark E. Deem

/s/ Hanson S. Gifford III	Director	March 16, 2017
Hanson S. Gifford III

/s/ Maxim Gorbachev	Director	March 16, 2017
Maxim Gorbachev

/s/ Henry A. Plain, Jr.	Director	March 16, 2017
Henry A. Plain, Jr.

/s/ Stacey D. Seltzer	Director	March 16, 2017
Stacey D. Seltzer

/s/ Brian H. Dovey	Director	March 16, 2017
Brian H. Dovey

/s/ Patrick F. Williams	Director	March 16, 2017
Patrick F. Williams