Form 10-K/A
period 2016-12-31
MIRAMAR LABS, INC.
filed 2017-04-28
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

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

As of April 27, 2017, the registrant had 9,380,653 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on March 27, 2017, for the purpose of including the information required by Part III of Form 10-K as a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the original filing. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

MIRAMAR LABS, INC.
FORM 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Below are the names of and certain information regarding our executive officers and directors as of April 27, 2017. Information regarding the positions held and term of office with us prior to the Merger refer to such executive officer or director’s employment or service with Miramar.

Name	Age	Position
Robert Michael Kleine	63	Chief Executive Officer, President and Director
Brigid A. Makes	61	Chief Financial Officer
Steven Kim	47	Chief Technology Officer
Mark E. Deem (2)(3)	50	Director
Hanson S. Gifford III (1)	56	Director
Maxim Gorbachev (1)	41	Director
Henry A. Plain, Jr. (2)	59	Director
Stacey D. Seltzer (2)(3)	40	Director
Brian H. Dovey (1)(3)	75	Director
Patrick F. Williams (1)	44	Director

(1) Member of audit committee
(2) Member of compensation committee
(3) Member of nominating and governance committee
Robert Michael Kleine has served as a member of our board of directors since December 2013 and as our President and Chief Executive Officer since January 2014. From 2011 to 2014, Mr. Kleine served as Chief Executive Officer of EndoGastric Solutions, Inc., a biomedical company working on the development of products and procedures for the treatment of gastroesophageal reflux disease. From 2008 to 2010, Mr. Kleine served as President, Chief Executive Officer and Executive Board Member of Biosensors International Group, Ltd., a medical device company that specializes in developing interventional cardiology technology. Mr. Kleine was President and Chief Executive Officer of MicroVention, Inc., a neurovascular medical device company, from 2002 to 2006, and continued as the President, Chairman and CEO after it was acquired Terumo Medical Corporation, a biomedical company, from 2006 to 2008. Mr. Kleine serves on the board of directors of Cardica, Inc. and Sequent Medical. Mr. Kleine holds a Master’s Degree from Webster University and a Bachelor of Arts in Biological Science from Missouri Valley College.
We believe Mr. Kleine is qualified to serve as a member of our board of directors because of his extensive experience managing companies at multiple stages of growth in the healthcare and life sciences industries.
Brigid A. Makes has served as our Chief Financial Officer since September 2011. From 2006 to 2011, Ms. Makes served as Senior Vice President and Chief Financial Officer of AGA Medical, a medical device company specializing in the treatment of cardiovascular defects, which was acquired by St. Jude Medical, another medical device company, in November 2010. Prior to AGA Medical, from 1999 to 2006, Ms. Makes served in a variety of executive positions, including as Chief Financial Officer, for Nektar Therapeutics (formerly Inhale Therapeutics), a biopharmaceutical company. Ms. Makes also served as Chief Financial Officer for Oravax, a biopharmaceutical company, from 1998 to 1999 and for Haemonetics Corp, a company specializing in the management of blood supplies, from 1995 to 1998. Ms. Makes holds a Bachelor’s degree in Finance and International Business from McGill University and an M.B.A. from Bentley University.
Steven Kim is one of our founders and has served as our Chief Technology Officer since 2007. From October 2006 to October 2007, Mr. Kim served as an Entrepreneur in Residence at The Foundry, Inc., a medical device company incubator. In 2006, Mr. Kim served as Project Architect for ExploraMed, a medical device incubator. From 1999 to 2005, Mr. Kim served in various management positions for Vivant Medical, an oncology-focused medical device company, which was acquired by Tyco Healthcare, a technology company. Prior to Vivant Medical, from 1996 to 1999, Mr. Kim served as Program Manager for TransVascular, Inc., a medical device company working on treatment of vascular conditions, which was subsequently acquired by Medtronic, a provider of medical technology, services and solutions, including medical devices. Mr. Kim holds a B.S. degree in

Mechanical Engineering from California Polytechnic State University and a M.S. degree in Mechanical Engineering from Stanford University.
Mark E. Deem is one of our founders and has served as the Chairman of our board of directors since December 2008 and as a member of our board of directors since August 2007. Mr. Deem serves as a Managing Partner of The Foundry, LLC, a medical device company incubator, which he joined in 1998. Since November 2013, Mr. Deem has served as a Venture Partner at Lightstone Ventures, a venture capital firm specializing in investing in life sciences companies. Mr. Deem is also a founder of ForSight Labs, an ophthalmic device incubator which has started six companies. From August 2007 to November 2008, Mr. Deem served as our Interim Chief Executive Officer. Mr. Deem currently serves on the board of directors of Holaira Inc., FIRE1, Ltd., Cala Health, Inc. and as a Board Observer for Aerin Medical, Inc. and Cotera, Inc. Mr. Deem holds a B.S. degree in Biomedical Engineering from Boston University.
We believe Mr. Deem is qualified to serve as a member of our board of directors because of his familiarity with us, medical device companies in general and his experience working with regulators and other stakeholders in the life sciences industry.
Hanson S. Gifford III has served as a member of our board of directors since April 2006. Mr. Gifford also serves as a Managing Partner of The Foundry, Inc., a medical device company incubator, which he co-founded in 1998. Since November 2013, Mr. Gifford has served as a Venture Partner at Lightstone Ventures, a venture capital firm specializing in investing in life sciences companies. Mr. Gifford is also a founder of ForSight Labs, an ophthalmic device incubator which has started six companies. Mr. Gifford also serves on the boards of Cotera, FIRE1, Forsight Vision 4, and Ocular Dynamics. Mr. Gifford is an inventor of over 250 issued U.S. patents. Mr. Gifford holds a B.S. degree in Mechanical Engineering from Cornell University.
We believe Mr. Gifford is qualified to serve as a member of our board of directors because of his extensive knowledge of medical device company operations, and his experience working with companies, regulators and other stakeholders in the medical device industry.
Maxim Gorbachev has served as a member of our board of directors since December 2013. Since March 2013, Mr. Gorbachev has served as the Managing Partner at RMI Partners, LLC, the management company of RusnanoMedInvest LLC, or RMI LLC, a Russian-based life sciences venture capital firm, founded by RUSNANO State Corporation, which invests in funds and companies supporting innovation in nanotechnologies. Prior to joining RMI Partners, from March 2012 to September 2012, Mr. Gorbachev served as Associate Director, Business Planning at JSC Sukhoi Civil Aircraft, an aircraft manufacturer. From July 2009 to February 2012, Mr. Gorbachev served as Director of Finance and Administration at UCB Pharma LLC., a pharmaceutical company. Mr. Gorbachev currently serves on the board of directors of Atlas Genetics, Neothetics and Celtaxsys. Mr. Gorbachev holds a M.S. degree in Applied Mathematics from Lomonosov Moscow State University, a M.S. degree in Financial Management from the Finance University and an M.B.A. from Vlerick Business School.
We believe Mr. Gorbachev is qualified to serve as a member of our board of directors because of his extensive experience in a wide range of industries, including life sciences companies.
Henry A. Plain, Jr. has served as a member of our board of directors since April 2006. Mr. Plain has also served as a General Partner of Lightstone Ventures since 2013 and Morgenthaler Ventures since 2007, both of which are venture capital firms. From 1993 to 2000, Mr. Plain served as the President and Chief Executive Officer at Perclose, Inc., a medical device company. Prior to joining Morgenthaler, Mr. Plain founded several medical device companies. Mr. Plain serves on the board of directors of Claret Medical, Inc., Earlens Corporation, Kona Medical Inc., Holaira, Inc, Moximed, Inc. and Setpoint Medical Corporation and also serves as Vice Chairman of The Foundry, LLC. Mr. Plain holds a B.S. degree in Finance from the University of Missouri, Columbia.
We believe Mr. Plain is qualified to serve as a member of our board of directors because of his experience in the life sciences industry and as a founder of multiple medical device companies.
Stacey D. Seltzer has served as a member of our board of directors since November 2012. Ms. Seltzer is an employee of Aisling Capital LLC, a healthcare investment firm, which she joined in September 2008. Previously, Ms. Seltzer served as an Associate Director at Schering-Plough, a pharmaceutical company. Prior to her position at Schering-Plough, Ms. Seltzer served as Director of Business Development at Akceli, a biomedical company focusing on the development of new drugs and as a Management Consultant at McKinsey & Company, a consulting firm. Ms. Seltzer serves on the board of directors of Promentis Pharmaceuticals and Aimmune Therapeutics. Ms. Seltzer holds B.S. and M.S. degrees from Yale University in Molecular Biophysics and Biochemistry and a M.B.A. from The Wharton School at the University of Pennsylvania.

We believe Ms. Seltzer is qualified to serve as a member of our board of directors because of her extensive operating and management experience in the biomedical industry.
Brian H. Dovey has served on our board of directors since May 2016. Mr. Dovey has been a Partner of Domain Associates, L.L.C., a private venture capital management firm focused on life sciences, since 1988. Prior to joining Domain Associates, L.L.C., Mr. Dovey spent six years at Rorer Group, Inc. (now part of Sanofi-Aventis), a pharmaceutical company, including as President from 1986 to 1988. Mr. Dovey serves on the board of directors of Orexigen Therapeutics, Inc. and REVA Medical, Inc. Mr. Dovey was former chairman and currently serves on the board of directors of both the Center for Venture Education (Kauffman Fellows Program) and the Wistar Institute, a leader in preclinical bio-medical research in the non-profit sector. He is also a member of the Board of Trustees of the La Jolla Playhouse. Mr. Dovey holds a B.A degree from Colgate University and an M.B.A from the Harvard Business School.
We believe Mr. Dovey is qualified to serve on our board of directors because of his experience serving as a director on over 35 private and public companies’ board of directors over the years, his experience with life science companies, and his extensive experience at a healthcare venture capital firm.
Patrick F. Williams has served as the executive chair of our board of directors since January 2017 and as a member of our board of directors and Chairman of the audit committee since August 2016. Mr. Williams currently serves as the Chief Financial Officer and Senior Vice President, Treasurer for Sientra, Inc., a medical device company focused on developing breast implants, breast tissue expanders and other medical aesthetic products Mr. Williams served as Chief Financial Officer and Senior Vice President from November 2012 to April 2016 for ZELTIQ, a medical device company focused on developing and commercializing products utilizing its proprietary controlled-cooling technology platform for the aesthetic market. From June 2007 to November 2012 he worked at NuVasive, a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine, most recently as Vice President of Strategy and Investor relations and previously as Vice President of Finance and Investor Relations. Prior to NuVasive, Mr. Williams served as Director of Financial Planning and Analysis at Callaway Golf and held senior finance positions at Kyocera Wireless. Mr. Williams holds an MBA in Finance and Management from San Diego State University and a Bachelor of Arts in Economics from University of California, San Diego.
We believe Mr. Williams is qualified to serve as a member of our board of directors because of his extensive experience in the medical device industry.
Executive Officers
Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.miramarlabs.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.
Audit Committee
Our board has a separate audit committee established in accordance with section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the qualifications and independence of our independent registered public accounting firm, which currently is SingerLewak LLP;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statements;

•	monitoring our internal control over financial reporting, disclosure controls and procedures;

•	reviewing our risk management status;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management; and

•	monitoring compliance with the code of business conduct and ethics for financial management.
Mr. Gifford, Mr. Gorbachev, Mr. Dovey and Mr. Williams serve on our audit committee. Mr. Williams serves as the chair of the audit committee. Mr. Gorbachev and Mr. Williams meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board of directors has determined that Mr. Gorbachev and Mr. Williams are audit committee financial experts as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of Mr. Gorbachev, Mr. Dovey and Mr. Williams is independent under the applicable rules of NASDAQ and also meets the heightened independence standards under the rules of the SEC.
All audit and non-audit services must be approved in advance by the audit committee. Our board of directors has adopted a written charter for the audit committee which is available on our website at www.miramarlabs.com.
Item 11. Executive Compensation
This section contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion. As a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.
We are committed to providing appropriate cash and equity incentives to our management, our other key employees and intend to compensate our executive officers in a manner consistent with a group of public companies that our compensation committee determines is appropriate for compensation-setting purposes and to retain key and top talent. Our compensation committee, in consultation with Compensia, the compensation committee’s independent compensation advisor, has reviewed the compensation arrangements, including salary, bonus and equity compensation, of our executive officers from time to time, and makes adjustments, as it believes appropriate.
From our inception to June 7, 2016, no compensation was earned or paid to Andrey Zasoryn, who was our sole director. Andrey Zasoryn resigned as our sole director, Chief Executive Officer and President, effective as of June 7, 2016 in connection with the Merger. Miramar became our wholly owned subsidiary upon closing of the Merger on June 7, 2016.
Summary Compensation Table
The following table provides information regarding the total compensation for services rendered in all capacities that was earned in Miramar’s fiscal years ended December 31, 2015 and 2016 by each individual who served as Miramar’s principal executive officer at any time in 2016, and Miramar’s two other most highly compensated executive officers who were serving as executive officers as of December 31, 2016, had Miramar been a reporting company on December 31, 2016. These individuals were our named executive officers for 2016.

Name and Principal Position	Year	Salary ($)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Robert Michael Kleine President and Chief Executive Officer	2015	437,333	221,866	136,300	64,356(3)(4)	855,499
	2016	450,800	465,726	—	64,356(3)(4)	980,882
Brigid A. Makes Senior Vice President and Chief Financial Officer	2015	331,083	46,952	82,800	5,356(4)	466,191
	2016	341,033	168,040	—	5,356(4)	514,429
Steven Kim Founder and Chief Technology Officer	2015	299,250	109,114	37,400	1,985(4)	447,749
	2016	308,450	164,409	—	1,990(4)	474,849

(1)
The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the named executive officer, calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to service‑vesting conditions. The assumptions used in calculating the grant-date fair value of the options reported in this column are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and are incorporated by reference herein.

(2)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent the annual cash performance-based bonuses pursuant to the achievement of certain stated objectives as set forth in our Non-Equity Incentive Plan, subject to discretion of our compensation committee and subsequent approval by the board of directors.

(3)	The amounts reported represent reimbursement of up to $5,000 per month for temporary living expenses pursuant to Mr. Kleine’s employment offer letter.
(4)	The amounts reported represent the total premiums paid by the Company for such individuals participation in the Company’s standard employee life insurance and 401(k) programs.
Executive Officer Employment Agreements and Offer Letters
Robert Michael Kleine
Miramar entered into an employment offer letter in November 2013 with Robert Michael Kleine, our President and Chief Executive Officer. The letter has no specific term and provides for at-will employment. The letter also provides that Mr. Kleine is eligible to receive an annual bonus of up to 40% of his annual salary based on the achievement of certain goals mutually agreed upon by him and our board of directors. Mr. Kleine’s annual base salary for 2015 and 2016 was $437,333 and $450,800, respectively.
Pursuant to Mr. Kleine’s employment offer letter, if, within one year following a “Change of Control,” we terminate Mr. Kleine’s employment without “Cause,” or Mr. Kleine resigns for “Good Reason” (as such terms are defined in Mr. Kleine’s employment offer letter), Mr. Kleine will receive immediate vesting of any remaining unvested stock options. The letter provides that Mr. Kleine may receive reimbursements from us for up to $5,000 monthly as a housing allowance. We entered into an amended and restated employment agreement in May 2016 with Mr. Kleine, which contains the same terms and conditions of Mr. Kleine’s employment as set forth above.
Brigid A. Makes
Miramar entered into an employment agreement in September 2011 with Brigid A. Makes, our Senior Vice President and Chief Financial Officer. The agreement has no specific term and provides for at-will employment. The agreement did not provide for any bonus. Ms. Makes’s annual base salary for 2015 and 2016 was $331,083 and $341,033, respectively.
Pursuant to Ms. Makes’s employment agreement, if, prior to a “Change of Control” or within one year following a “Change of Control,” Ms. Makes’s employment is terminated by us other than for “Cause,” death or disability, or by Ms. Makes for “Good Reason” (as such terms are defined in Ms. Makes’s employment agreement), Ms. Makes will receive (i) continuing payments of her base salary as then in effect for a period of 9 months, payable pursuant to our regular payroll procedures, (ii) immediate vesting of any remaining unvested equity awards including stock options and (iii) reimbursements for premiums paid for continued health benefits under COBRA for Ms. Makes and any eligible dependents until the earlier of 9 months or the date upon which Ms. Makes and/or any eligible dependents loses eligibility for COBRA.

Steven Kim
Miramar entered into an employment offer letter in October 2006 with Steven Kim, our Chief Technology Officer. The letter has no specific term and provides for at-will employment. The letter does not provide for any bonus. Mr. Kim’s annual base salary for 2015 and 2016 was $299,250 and $308,450, respectively.
Pension Benefits and Non-qualified Deferred Compensation
We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2015 and 2016.
Outstanding Equity Awards at 2016 Year-End
The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2016. These options were converted into options to purchase our common stock in connection with the Merger, and the table below reflects all outstanding options as of December 31, 2016 as if they had been granted by us.

	Option Awards
Name	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kleine, Robert Michael	07/01/2014 (2)	9,815	6,431	$5.00	7/17/2024
	07/01/2014 (2)	122,822	80,469	$5.00	7/17/2024
	04/01/2015 (2)	2,235	3,130	$5.00	10/9/2024
	04/01/2015 (2)	15,002	21,005	$5.00	10/9/2024
	02/01/2016	7,949	30,206	$5.57	8/26/2026
	02/01/2016	32,993	125,375	$5.57	8/26/2026
Makes, Brigid	01/14/2013 (2)	14,784	315	$5.00	10/6/2021
	01/14/2013	25,030	533	$5.00	10/6/2021
	08/01/2013	1,108	222	$5.00	6/20/2023
	08/01/2014	880	629	$5.00	7/17/2024
	08/01/2014	629	449	$5.00	7/17/2024
	08/01/2015	1,889	3,779	$5.00	7/15/2025
	08/01/2015	945	1,889	$5.00	7/15/2025
	02/01/2016	10,466	39,772	$5.57	8/26/2026
	02/01/2016	6,504	24,716	$5.57	8/26/2026
Kim, Steven	01/14/2013	3,614	77	$5.00	12/18/2018
	01/14/2013	77	2	$5.00	12/18/2018
	01/14/2013	118	3	$5.00	1/27/2019
	01/14/2013	5,507	117	$5.00	1/27/2019
	10/01/2009	2,525		$4.33	12/9/2019
	10/01/2009	8,087		$4.33	2/24/2020
	01/14/2013	1,984	42	$5.00	10/6/2021
	01/14/2013	43	1	$5.00	10/6/2021
	01/14/2013	6,733	143	$5.00	4/5/2022
	01/14/2013	144	3	$5.00	4/5/2022
	02/21/2013	325	14	$5.00	7/31/2022
	02/21/2013	7,468	325	$5.00	7/31/2022
	08/01/2013	257	51	$5.00	6/20/2023
	08/01/2013	1,283	257	$5.00	6/20/2023
	08/01/2014	3,181	2,272	$5.00	7/17/2024
	08/01/2014	4,453	3,180	$5.00	7/17/2024
	10/16/2015	26,452	64,241	$5.00	4/15/2025
	10/16/2015	8,143	19,775	$5.00	4/15/2025
	02/01/2016	11,126	42,280	$5.57	8/26/2026
	02/01/2016	5,478	20,814	$5.57	8/26/2026
(1) Except as otherwise noted, options vest and become exercisable in 48 installments on each monthly anniversary of the vesting commencement date, such that all awards will be vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to the company through such vesting date.

(2) The option vests and becomes exercisable as to 25% of the shares on the first anniversary of the vesting commencement date, and in 36 installments thereafter on each monthly anniversary of the vesting commencement date, such that all awards will be vested on the fourth anniversary of the vesting commencement date, subject to the holder continuing to provide services to the company through such vesting date.

Employee Benefit and Stock Plans
2006 Stock Plan, as Amended
Miramar’s board of directors adopted, and Miramar’s stockholders approved, the 2006 Plan in April 2006. The 2006 Plan was most recently amended in April 2015. The 2006 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options and restricted stock purchase rights to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants.
Authorized Shares. The 2006 Plan and all outstanding awards thereunder were assumed by us in connection with the closing of the Merger. In the event that an outstanding option or other right for any reason expires or is canceled, the shares allocable to the unexercised portion of such option or other right shall be added to the number of shares then available for issuance under the 2006 Plan. However, shares that have actually been issued under the 2006 Plan upon exercise of either an option or other right shall not become available for future distribution under the 2006 Plan.
Plan Administration. Our board of directors or a committee of our board (the administrator) administers the 2006 Plan. Subject to the provisions of the 2006 Plan, the administrator has the full authority and discretion to take any actions it deems necessary or advisable for the administration of the 2006 Plan. All decisions, interpretations and other actions of the administrator are final and binding on all participants in the 2006 Plan.
Options. Stock options may be granted under the 2006 Plan. The exercise price per share of incentive stock options and nonstatutory stock options must equal at least 100% and 85%, respectively, of the fair market value per share of our common stock on the date of grant, as determined by the administrator. The term of a stock option may not exceed 10 years. With respect to any participant who owns 10% of the voting power of all classes of our outstanding stock as of the grant date, the term of an incentive stock option granted to such participant must not exceed five years and the exercise price per share of such incentive stock option must equal at least 110% of the fair market value per share of our common stock on the date of grant, as determined by the administrator. The 2006 Plan administrator determines the terms and conditions of options.
After termination of an optionee’s service as an employee, director or consultant, the optionee may exercise the vested shares subject to his or her option as of the date of such termination for at least 30 days, or such longer period of time as specified in the option agreement. If termination is due to death or disability, the option will remain exercisable for at least 6 months, or such longer period of time as specified in the option agreement. In all other cases, the option will remain exercisable for at least thirty days, or such longer period of time as specified in the option agreement. However, an option generally may not be exercised later than the expiration of its term.
Restricted Shares. Restricted shares may be granted under the 2006 Plan as a purchasable award. Restricted shares are shares of our common stock that vest in accordance with the terms and conditions established by the administrator, provided that with respect to recipients of restricted shares who are not officers, directors, or consultants, restricted shares will vest at a rate no slower than 20% per year over five years starting on the date of grant of the award or sale of the underlying shares. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2006 Plan, will determine the terms and conditions of such awards. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to the restriction, unless the administrator provides otherwise. Shares of restricted stock as to which the restrictions have not lapsed are subject to our right of repurchase or forfeiture.
Transferability of Awards. The 2006 Plan generally does not allow for the transfer or assignment of awards, except by will or by the laws of descent and distribution. However, to the extent permitted by our board of directors in its sole discretion, awards may be transferred to family members by gift or domestic relations orders to the extent permitted by applicable securities laws. Restricted shares and shares issued upon exercise of an option will be subject to such special forfeiture conditions, rights of repurchase, rights of first refusal, and other transfer restrictions as the administrator may determine.
Certain Adjustments. In the event of any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of our shares or other securities, or other change in our corporate structure affecting the shares occurs, our board of directors will make appropriate adjustments to the number of shares under the 2006 Plan available for future awards, the number of shares covered by each outstanding option, the exercise price under each outstanding option, or the price of shares subject to our right of repurchase.

Merger or Change in Control. The 2006 Plan provides that, in the event of a merger or change in control, all outstanding awards will be assumed or an equivalent option substituted by the successor corporation or its parent or subsidiary. In the event the successor corporation refuses to assume or substitute for the award, then the optionee will fully vest in and have the right to exercise the award as to all of the shares as to which it would not otherwise be vested or exercisable. If an award becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or change in control, the administrator will notify the award’s optionee in writing or electronically that the award shall be fully exercisable for a period of time as determined by the administrator, and the award shall terminate upon expiration of such period (to the extent unexercised).
Amendment; Termination. Our board of directors may amend, suspend or terminate the 2006 Plan at any time, provided that such action does not adversely affect a participant’s rights under outstanding awards granted under the 2006 Plan without such participant’s written consent.
Other Benefits
Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers, which we intend to be comparable to those provided at peer companies.
401(k) Plan
The Company sponsors a 401(k) Plan under which eligible employees may contribute, on a pre-tax basis, up to 90% of the employee’s total annual income from the Company, subject to certain IRS limitations. The Company maintains a Company match in the amount of up to $1,000 per year. All employees who have attained age 18 are eligible to participate in the plan. All contributions are allocated to the employee’s individual account and, at the employee’s election, are invested in one or more investment funds available under the plan. Contributions are fully vested and not forfeitable.
Director Compensation
We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board. The following table provides information concerning the compensation paid by us to each of our non-employee directors for fiscal 2016.

		Option	All Other
	Fees Earned or	Awards	Compensation
Name	Paid in Cash ($)(1)	($)(2)	($)	Total ($)
Mark E. Deem		37,960	60,000(3)	97,960
Hanson S. Gifford III		37,960		37,960
Maxim Gorbachev		37,960		37,960
Henry A. Plain, Jr.		37,960		37,960
Stacey D. Seltzer		37,960		37,960
Brian H. Dovey		37,960		37,960
Patrick F. Williams	21,042	37,960		59,002
(1) All the non-employee directors, except for Mr. Williams, agreed to forgo any cash compensation earned in 2016.
(2)  Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. We discuss the assumptions that we used to calculate these amounts in the notes to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated by reference herein. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)  We have an agreement to pay The Foundry, LLC $5,000 per month for services provided by Mark E. Deem as chairman of the board plus reasonable expenses incurred in attending board, committee and other company related meetings. This amount represents twelve months of fees paid under the agreement during 2016.

The following table presents information regarding the outstanding stock options held by our non-executive directors at December 31, 2016.

	Option Awards
Name	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
	Exercisable	Unexercisable	Price($)	Date
Mark E. Deem	1,341	14,752	5.5925	8/25/2026
Hanson S. Gifford III	1,341	14,752	5.5925	8/25/2026
Maxim Gorbachev	1,341	14,752	5.5925	8/25/2026
Henry A. Plain, Jr.	1,341	14,752	5.5925	8/25/2026
Stacey D. Seltzer	1,341	14,752	5.5925	8/25/2026
Brian H. Dovey	1,341	14,752	5.5925	8/25/2026
Patrick F. Williams	1,341	14,752	5.5925	8/25/2026
On July 14, 2016, we approved a compensation policy for our non-employee directors, or the Director Compensation Program. Pursuant to the Director Compensation Program, our non-employee directors will receive cash compensation, paid yearly in arrears, as follows:

•	Each non-employee director will receive an annual cash retainer in the amount of $35,000 per year.

•	Any non-employee Chairman will receive an additional annual cash retainer in the amount of $22,500 per year.

•
The chairperson of the audit committee will receive additional annual cash compensation in the amount of $15,500 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee will receive additional annual cash compensation in the amount of $6,000 per year for such member’s service on the audit committee.

•
The chairperson of the compensation committee will receive additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee will receive additional annual cash compensation in the amount of $5,000 per year for such member’s service on the compensation committee.

•
The chairperson of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $7,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee will receive additional annual cash compensation in the amount of $4,000 per year for such member’s service on the nominating and corporate governance committee.

Under the Director Compensation Program, upon the director’s initial appointment or election to our board of directors, each non-employee director will receive an option, or the Initial Grant, to purchase that number of shares of our common stock such that the award has an aggregate grant date fair value (as defined below) equal to $90,000 pursuant to our 2006 Stock Plan. In addition, each non-employee director who has been serving as a director and will continue to serve as a director immediately following each annual stockholder meeting, will be automatically granted, on the date of such annual stockholder meeting, an option, or the Annual Grant, to purchase that number of shares of our common stock such that the award has an aggregate grant date fair value equal to $45,000 pursuant to the 2006 Stock Plan. For purposes of the Initial Grant and the Annual Grant, “grant date fair value” will mean the fair value of an award as of the date of grant as determined in accordance with ASC Topic 718, “Share-Based Payment,” using the Black-Scholes pricing model and the valuation assumptions used by us in accounting for options as of such date of grant. The Initial Grant will vest as to 1/48th of the shares subject to Initial Grant on each monthly anniversary of the applicable grant date, subject to continued service through each applicable vesting date, and the Annual Grant will vest as to 1/12th of the shares subject to the Annual Grant on each month anniversary of the applicable grant date, subject to continued service through such vesting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan
The following table sets forth information as of December 31, 2016 relating to all of our equity compensation plans which were approved by our stockholders. We do not have any equity compensation plan not approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,383,495	$5.22	98,754
Equity compensation plans not approved by security holders
Total	1,383,495	$5.22	98,754
(1) Includes shares reserved for issuance under the 2006 Equity Incentive Plan.
Security Ownership of Certain Beneficial Owners And Management
The following table sets forth information with respect to the beneficial ownership of our common stock at March 31, 2017, by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities);

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 31, 2017 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.
The percentage of shares beneficially owned is computed on the basis of 9,334,857 share of common stock outstanding at March 31, 2017. Shares of common stock that a person has the right to acquire within 60 days of March 31, 2017 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.
Unless otherwise indicated in the following table, the address for each person named in the table is c/o Miramar Labs, Inc., 2790 Walsh Avenue, Santa Clara, CA 95051.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership (%)
5% and Greater Stockholders
Entities affiliated with Domain Partners VII, L.P. (1)	2,619,193	27.87%
Morgenthaler Partners VIII, L.P. (2)	1,878,796	20%
Aisling Capital III, L.P. (3)	1,851,643	19.74%
RMI Investments S.A.R.L. (4)	1,132,064	12.07%
Mark Tompkins (5)	815,000	8.69%
Named Executive Officers and Directors
Robert Michael Kleine (6)	238,466	2.48%
Brigid A. Makes (7)	72,862	*
Steve Kim (8)	147,661	1.55%
Mark E. Deem (9)	76,949	*
Hanson S. Gifford III (10)	106,522	1.14%
Maxim Gorbachev (4)(11)	1,135,081	12.1%
Henry A. Plain, Jr. (2)(12)	1,946,873	20.72%
Stacey D. Seltzer (3)(13)	1,854,660	19.76%
Brian H. Dovey (1)(14)	2,622,210	27.89%
Patrick F. Williams (15)	3,017	*
All current directors and executive officers as a group (10 persons)	8,204,301	87.26%

*Represents ownership of less than 1%
(1)
Consists of (i) 2,585,055 shares and 18,313 shares that may be acquired pursuant to the exercise of warrants held of record by Domain Partners VII, L.P., a Delaware limited partnership (“DP VII”) and (ii) 15,513 shares and 312 shares that may be acquired pursuant to the exercise of warrants held of record by DP VII Associates, L.P., a Delaware limited partnership (“DP VII-A”). One Palmer Square Associates VII, L.L.C., a Delaware limited liability company (“OPSA VII”), is the general partner of DP VII and DP VII-A and owns no shares directly. Brian Dovey, a member of our board of directors, is a managing member of OPSA VII. Mr. Dovey disclaims beneficial ownership in the shares held by these entities, except to the extent of his respective pecuniary interest therein. The address for such entities is c/o Domain Associates, One Palmer Square, Princeton, New Jersey 08542.

(2)
Consists of 1,866,379 shares and 12,417 shares that may be acquired pursuant to the exercise of warrants held of record by Morgenthaler Partners VIII, L.P. (“MP LP”). Henry A. Plain, Jr., a member of our board of directors, is a General Partner of Morgenthaler Ventures, LLC, an affiliate of MP LP. Mr. Plain disclaims beneficial ownership in the shares held by these entities, except to the extent of his respective pecuniary interest therein. The address for MP LP is 2710 Sand Hill Road, Suite 100, Menlo Park, CA 94025.

(3)
Consists of 1,851,643 shares held of record by Aisling Capital III, L.P. (“AC LP”). Aisling Capital Partners III, LP (“Aisling GP”) is the general partner of AC LP. Aisling Capital Partners III LLC (“Aisling Partners”) is the general partner of Aisling GP. The individual managing members (collectively, the “Managers”) of Aisling Partners are Dennis Purcell, Dr. Andrew Schiff and Steve Elms. Aisling GP, Aisling Partners and the Managers share voting and dispositive power over the shares directly held by AC LP. Each of Aisling GP, Aisling Partners and the Managers may be deemed to be the beneficial owner of the securities listed above only to the extent of its pecuniary interest therein. The above information shall not be deemed an admission that any of Aisling GP, Aisling Partners or any of the Managers is the beneficial owner of any securities reported herein in excess of such amount. The address for AC LP is 888 Seventh Avenue, 29th Floor, New York, NY 10016.

(4)
Consists of 1,132,064 shares held of record by RMI Investments S.A.R.L. (“RMI”). Maxim Gorbachev, a member of our board of directors, is the Managing Partner of RMI Partners, LLC, an affiliate of RMI. Mr. Gorbachev disclaims beneficial ownership in the shares held by these entities, except to the extent of his respective pecuniary interest therein. The mailing address of RMI is 7, Rue Robert Stumper, L-2557, Luxembourg.

(5)
Consists of 815,000 shares held of record by Mark Tompkins, including 100,000 shares he purchased in the Offering. The mailing address of Mr. Tompkins is Via Guidino, APP 1, Lugano-Paradiso, 236900, Switzerland.

(6)	Consists of 238,466 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(7)	Consists of 72,862 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(8)	Consists of (i) 27,724 shares held of record by Mr. Kim and (ii) 119,937 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(9)
Consists of (i) 73,932 shares held of record by the Deem Family Trust u/t/a dated September 1, 2004 for which Mr. Deem and his spouse serve as trustees and (ii) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.

(10)
Consists of (i)103,505 shares held of record by the Gifford Family Trust dated July 21, 2006, for which Mr. Gifford and Alexandra Stitt Gifford serve as trustees and (ii) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.

(11)
Consists of (i) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017 and (ii) 1,132,064 shares held of record by RMI. See footnote 4 above regarding Mr. Gorbachev’s relationship with RMI.

(12)
Consists of (i) 65,060 shares held of record by Henry A. Plain, Jr. and Lisa M. Plain, Trustees of The Plain Family Trust U/D/T dated September 7, 1994 for which Mr. Plain and his spouse serve as trustees, (ii) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017 and (iii) 1,866,379 shares and 12,417 shares that may be acquired pursuant to the exercise of warrants held of record by MP LP. See footnote 2 above regarding Mr. Plain’s relationship with entities affiliated with MP LP.

(13)
Consists of (i) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017 and (ii) 1,851,643 shares held of record by AC III. See footnote 3 above regarding Ms. Seltzer’s relationship with AC III.

(14)
Consists of (i) 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017 (ii) 2,585,055 shares and 18,313 shares that may be acquired pursuant to the exercise of warrants held of record by DP VII and (iii) 15,513 shares and 312 shares that may be acquired pursuant to the exercise of warrants held of record by DP VII-A. See footnote 1 above regarding Mr. Dovey’s relationship with DP VII and DP VII-A.

(15)	Consists of 3,017 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

The following is a description of transactions since January 1, 2014 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of Miramar’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.” The following descriptions are historical and have not been adjusted to give effect to the Merger or the share conversion ratio pursuant to the Merger Agreement.
Sales and Purchases of Securities
Convertible Promissory Note Purchase Agreement
In December 2015, February 2016 and May 2016, Miramar issued convertible promissory notes for an aggregate principal amount of $4,850,000 to nine accredited investors. The table below sets forth the principal amount of the convertible promissory notes sold to our directors, executive officers or holders of more than 5% of Miramar’s pre-Merger capital stock, or an affiliate or immediate family member thereof.

Name	Aggregate Principal Price($)
Domain Partners VII, L.P. (1)	1,977,395
Morgenthaler Partners VIII, L.P. (2)	939,311
Aisling Capital III, LP (3)	1,392,954
RMI Investments, S.a.r.l. (4)	619,748
(1)
Brian H. Dovey, a member of our board of directors, is a Managing Member of One Palmer Square Associates VII, LLC, the general partner of Domain Partners VII, L.P. and DP VII Associates, L.P. He disclaims beneficial ownership of the shares held by Domain Partners VII, L.P.’s and DP VII Associates, L.P.’s investment in Miramar.

(2)
Henry A. Plain, Jr., a member of our board of directors, is a General Partner of Morgenthaler Ventures, LLC, an affiliate of Morgenthaler Partners VIII, L.P. He disclaims beneficial ownership of Morgenthaler Partners VIII, L.P.’s investment in Miramar.

(3)
Stacey D. Seltzer, a member of our board of directors, is a Partner of Aisling Capital Partners III, LP, which is the general partner of Aisling Capital III, LP. She disclaims beneficial ownership of Aisling Capital III, LP’s investment in Miramar.

(4)
Maxim Gorbachev, a member of our board of directors, is the Managing Partner of RMI Partners, LLC, an affiliate of RMI Investments S.A. R.L. He disclaims beneficial ownership of RMI Investments S.A. R.L.’s investment in Miramar.

Series D Preferred Stock Financing
In December 2013 and September 2014, Miramar issued an aggregate of 16,255,133 shares of Series D Preferred Stock at a price per share of $1.60, for aggregate gross consideration of $26.0 million to seven accredited investors. The table below sets forth the number of shares of Series D Preferred Stock sold to our directors, executive officers or holders of more than 5% of Miramar’s pre-Merger capital stock, or an affiliate or immediate family member thereof.

Name	Number of Shares of Series D Preferred Stock	Aggregate Purchase Price($)
RMI Investments S.A.R.L. (1)	7,812,500	12,500,000
Domain Partners VII, L.P. (2)	3,651,946	5,843,114
Morgenthaler Partners VIII, L.P. (3)	2,257,918	3,612,669
Aisling Capital III, LP (4)	2,232,125	3,571,400
(1)
Maxim Gorbachev, a member of our board of directors, is the Managing Partner of RMI Partners, LLC, an affiliate of RMI Investments S.A.R.L. He disclaims beneficial ownership of RMI Investments S.A.R.L.’s investment in Miramar.

(2)
Brian H. Dovey, a member of our board of directors, is a Managing Member of One Palmer Square Associates VII, LLC, the general partner of Domain Partners VII, L.P. and DP VII Associates, L.P. He disclaims beneficial ownership of the shares held by Domain Partners VII, L.P. and DP VII Associates, L.P.

(3)
Henry A. Plain, Jr., a member of our board of directors, is a General Partner of Morgenthaler Ventures, LLC, an affiliate of Morgenthaler Partners VIII, L.P. He disclaims beneficial ownership of Morgenthaler Partners VIII, L.P.’s investment in Miramar.

(4)
Stacey D. Seltzer, a member of our board of directors, is a Partner of Aisling Capital Partners III, LP, which is the general partner of Aisling Capital III, LP. She disclaims beneficial ownership of Aisling Capital III, LP’s investment in Miramar.

Participation in the Private Placement
Certain of our existing institutional investors, including investors affiliated with certain of our directors, have purchased an aggregate of 1,634,808 of shares of our common stock in the Private Placement, for an aggregate purchase price of approximately $8.5 million based on the offering price of $5.00 per share. The purchase price was paid partially in cash and partially through the conversion of certain existing convertible promissory notes as discussed above. See the footnotes to the beneficial ownership table in “Security Ownership of Certain Beneficial Owners and Management” for more details.
Mark Tompkins, who beneficially owned approximately 8.69% of the our common stock as of March 31, 2017, participated in the Private Placement, purchasing 100,000 shares of our common stock for an aggregate purchase price of $500,000. Mr. Tompkins is also a party to the Registration Rights Agreement with respect to all of his shares. See the footnotes to the beneficial ownership table in “Security Ownership of Certain Beneficial Owners and Management” for more details.
Relationship and License Agreement with The Foundry
Miramar Technologies, Inc. was formed at an incubator, The Foundry, LLC, a company which provides seed capital and management services to its investees. Certain employees of The Foundry serve as members of our board of directors and own shares of our common stock. The total amount reimbursed to The Foundry for services provided as members of the board of directors was $62,267 and $62,195 for the years ended December 31, 2015 and 2016, respectively.
In December 2008, The Foundry assigned to us certain patents and technology relating to the field of energy-based health treatments. The Foundry also granted us a license under certain technology to develop and commercialize products within such field. In consideration for such assignment and license, we granted The Foundry a non-exclusive license under certain patent applications to develop and commercialize products outside such field, subject to a right of first negotiation and option, and an exclusive license within the field of ultrasonic energy-based health treatments. We further agreed to pay The Foundry a compensation payment up to $30 million, payable quarterly at a royalty rate of three percent (3%) of net sales of products. The amount of royalties accrued for the years ended 2015 and 2016 was $1.2 million and $1.9 million, respectively. The agreement will be effective until the compensation payment has been fully paid or the expiration of the last-to-expire assigned patent, whichever is later. As the Managing Partners of The Foundry, Hanson S. Gifford III and Mark E. Deem, each a member of our board of directors, are entitled to receive 31.01% and 22.82%, respectively, of the royalty payments we pay to The Foundry. Henry A. Plain, Jr, also a member of our board of directors, is entitled to receive 20.00% of the royalty payments we pay to The Foundry.
Indemnification Agreements and Directors’ and Officers’ Liability Insurance
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Registration Rights Agreement
In connection with the Private Placement, we entered into a Registration Rights Agreement dated as of June 7, 2016, among us and certain of our stockholders who are signatories thereto. Under the terms of the agreement, the holders of Registrable Shares, including the selling stockholders, have certain registration rights, including the right to request that their shares of common stock be covered by a registration statement that we are otherwise filing.
The related parties that have registration rights pursuant to the rights agreement are Morgenthaler Partners VIII, L.P., Domain Partners VII, L.P., RMI Investments S.A.R.L., and Aisling Capital III, LP.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our board of directors and/or our audit committee.
Director Independence
Our board of directors currently consists of eight members. We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, our board of directors has determined that all of our directors, other than Mr. Kleine, Mr. Deem, Mr. Gifford, and Mr. Plain, qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ. Mr. Kleine is not considered independent because he is one of our employees. Mr. Deem, Mr. Gifford and Mr. Plain are not considered independent because they are entitled to receive the accrued royalty payments payable to The Foundry, LLC. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.
Mr. Gifford, Mr. Gorbachev, Mr. Dovey and Mr. Williams serve on our audit committee. Mr. Williams serves as the chair of the audit committee. Mr. Dovey and Mr. Williams is independent under the applicable rules of NASDAQ and also meets the heightened independence standards under the rules of the SEC.
Mr. Deem, Mr. Plain, and Ms. Seltzer serve on our compensation committee, and Ms. Seltzer satisfies the requirements for independence under the applicable rules and regulations of the SEC and listing standards of the NASDAQ Stock Market.
Mr. Deem, Ms. Seltzer and Mr. Dovey serve on our nominating and governance committee, and Ms. Seltzer and Mr. Dovey satisfy the requirements for independence under the applicable rules and regulations of the SEC and listing standards of the NASDAQ Stock Market.
Item 14. Principal Accountant Fees and Services
The following table summarizes fees invoiced to us by SingerLewak LLP, or SingerLewak, our independent registered public accounting firm:

Service Category	2016	2015
Audit Fees	$238,796	$60,000
Audit-Related Fees	—	—
Tax Services Fees	—	—
All Other Fees	—	—
Total	$238,796	$60,000
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax services fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.
Pre-approval policies
The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render service is entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV
Item 15. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).			X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).			X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MIRAMAR LABS, INC.

Dated:	April 28, 2017	By:	/s/ Robert Michael Kleine
		Name:	Robert Michael Kleine
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Michael Kleine	Director, President and Chief Executive Officer(Principal Executive Officer)	April 28, 2017
Robert Michael Kleine

/s/ Brigid A. Makes	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2017
Brigid A. Makes

*	Director	April 28, 2017
Mark E. Deem

*	Director	April 28, 2017
Hanson S. Gifford III

*	Director	April 28, 2017
Maxim Gorbachev

*	Director	April 28, 2017
Henry A. Plain, Jr.

*	Director	April 28, 2017
Stacey D. Seltzer

*	Director	April 28, 2017
Brian H. Dovey

*	Director	April 28, 2017
Patrick F. Williams

*By:	/s/ Robert Michael Kleine
Robert Michael Kleine
Attorney-in-fact

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X