Form 10-Q
period 2017-03-31
MIRAMAR LABS, INC.
filed 2017-05-16
CIK 1586727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

As of May 15, 2017, the registrant had 9,334,857 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
MIRAMAR LABS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,058,383	$2,203,639
Accounts receivable, net	2,948,241	3,159,423
Inventories	6,869,402	6,649,840
Prepaid expenses and other current assets	331,300	341,048
Total current assets	11,207,326	12,353,950
Property and equipment, net	628,884	714,797
Restricted cash	295,067	295,067
Other non-current assets	13,976	13,976
TOTAL ASSETS	$12,145,253	$13,377,790
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable, net of discount	$9,498,670	$9,916,626
Derivative liability	6,000,209	—
Accounts payable	1,638,216	1,582,145
Accrued and other current liabilities	4,815,482	4,567,076
Deferred revenue	138,480	182,160
Total current liabilities	22,091,057	16,248,007
Warrant liability	—	7,342
Deferred rent, non-current	67,607	77,309
TOTAL LIABILITIES	22,158,664	16,332,658
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Blank check preferred stock, $0.001 par value - 5,000,000 shares authorized. No shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value - 100,000,000 shares authorized and 9,334,857 shares issued and outstanding at March 31, 2017 and December 31, 2016	9,335	9,335
Additional paid-in capital	111,120,122	110,918,412
Accumulated deficit	(121,142,868)	(113,882,615)
TOTAL STOCKHOLDERS’ DEFICIT	(10,013,411)	(2,954,868)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,145,253	$13,377,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$3,814,867	$4,287,333
Cost of revenue	1,692,761	2,028,557
Gross margin	2,122,106	2,258,776
Operating expenses:
Research and development	752,676	921,589
Selling and marketing	3,003,655	3,023,009
General and administrative	1,540,117	1,337,996
Total operating expenses	5,296,448	5,282,594
Loss from operations	(3,174,342)	(3,023,818)
Interest income	853	1,140
Interest expense	(3,940,855)	(315,748)
Other income, net	(143,434)	25,355
Net loss before provision for income taxes	(7,257,778)	(3,313,071)
Provision for income taxes	(2,475)	(1,525)
Net and comprehensive loss attributable to common stockholders	$(7,260,253)	$(3,314,596)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,334,857	398,541
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(8.32)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2016	9,334,857	$9,335	$110,918,412	$(113,882,615)	$(2,954,868)
Conversion of convertible preferred stock warrants to common stock warrants	—	—	7,094	—	7,094
Offering costs for issuance of common stock	—	—	(47,388)	—	(47,388)
Stock-based compensation	—	—	242,004	—	242,004
Net loss	—	—	—	(7,260,253)	(7,260,253)
Balances at March 31, 2017	9,334,857	$9,335	$111,120,122	$(121,142,868)	$(10,013,411)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRAMAR LABS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,260,253)	$(3,314,596)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	118,212	147,448
Stock-based compensation	242,004	142,766
Change in warrant liability value	(248)	(23,878)
Amortization of debt discount and issuance costs	3,690,454	63,378
Revaluation of derivative liability	142,371	—
Changes in operating assets and liabilities
Accounts receivable	211,182	(130,246)
Inventories	(219,562)	146,253
Prepaid expenses and other current assets	9,748	12,948
Other non-current assets	—	(7,700)
Accounts payable	56,071	(408,742)
Accrued and other current liabilities	243,729	60,021
Deferred revenue	(43,680)	(498,583)
Net cash used in operating activities	(2,809,972)	(3,810,931)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,299)	(48,581)
Net cash used in investing activities	(32,299)	(48,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Offering costs for issuance of common stock	(47,388)	—
Proceeds from issuance of notes payable	2,680,567	2,682,394
Principal payments on capital leases	(5,025)	(12,481)
Payments on notes payable	(931,139)	(25,925)
Net cash provided by financing activities	1,697,015	2,643,988
Net decrease in cash and cash equivalents	(1,145,256)	(1,215,524)
Cash and cash equivalents at beginning of period	2,203,639	2,642,509
Cash and cash equivalents at end of period	$1,058,383	$1,426,985
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$598,385	$195,881
Cash paid for taxes	$1,525	$1,525
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net transfer to inventory from leased equipment	$—	$(168,143)
Conversion of warrant liabilities to equity	$7,904	$—
Bifurcation of embedded derivative liability from convertible notes payable	$5,857,838	$—
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
The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the SEC, for interim financial information and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. These condensed consolidated financial statements are prepared on the same basis and should be read in conjunction with the audited financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2016. Interim results are not necessarily indicative of the results to be expected for the full year, and no representation is made thereto.
In the opinion of management, these financial statements include all adjustments necessary to state fairly the financial position and results of operations for each interim period shown. All such adjustments occur in the ordinary course of business and are of a normal, recurring nature.
The accompanying financial statements are prepared on a going concern basis which contemplates the realization of assets and discharge of liabilities in the normal course of business. Since inception, Miramar Labs, Inc. had incurred net losses and negative cash flows from operations. From April 4, 2006 (date of inception) to March 31, 2017, Miramar Labs, Inc. had an accumulated deficit of $121,142,868. The Company has not achieved positive cash flows from operations. To date, the Company has been funded primarily by preferred stock and debt financings. In order to continue its operations, the Company must raise additional equity or debt financing and achieve profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to the Company, or at all. The failure to obtain sufficient funds on acceptable terms, when needed, could have a material, adverse effect on the Company’s business, results of operations, and future cash flows.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to inventory valuation and reserves, warranty accruals, deferred tax asset valuation allowance, valuation of equity and equity-linked instruments (common stock, options and warrants) and the valuation of the derivative liability.
Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash and cash equivalents are deposited with one financial institution in the United States of America. Deposits in this institution may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. At March 31, 2017, the Company’s uninsured cash balances totaled $733,793.
The Company performs periodic credit evaluations of its customers’ financial condition and generally requires deposits from its customers. The Company generally does not charge interest on past due accounts. The Company’s customers representing greater than 10% of accounts receivable and revenue were as follows:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Customer A	*	15%	*	*
Customer B	12%	10%	*	*
Customer C	*	*	15%	20%
Customer D	*	*	*	16%
Sales in North America consisted of 54% and 41% of total revenue, in the three month periods ended in March 31, 2017 and 2016, respectively. The remainder of the Company’s sales came primarily from Asia-Pacific and Europe/Middle East.
Amplifiers used in the production of the miraDry system are manufactured in the United States and consumables (“bioTips”) are manufactured in China. These single source suppliers of these critical components may not be replaced without significant effort and could cause delay in production. If the operations of these manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, the Company may be limited in its ability to fulfill customer orders or to repair equipment at current customer sites.
Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Company’s financial statements for the year ended December 31, 2016, filed on Form 10-K on March 17, 2017.
Recent Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update requires inventory that is recorded using the first-in, first-out (FIFO) or average cost method to be measured at the lower of cost or net realizable value (defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation), as opposed to the existing requirement to measure such inventory at the lower of cost or market value. This update is effective for annual periods beginning after December 15, 2016, and interim periods within that year, with early adoption permitted. Adoption of this standard in the quarter ended March 31, 2017 did not have any significant impact on the Company’s financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public entities, the new standard is effective for annual periods beginning after December 15, 2016, and interim periods within that year, with early adoption permitted. Adoption of this standard in the quarter ended March 31, 2017 did not have any significant impact on the Company’s financial statements.
There were no other changes to the new accounting pronouncements as described in the Company’s financial statements for the year ended December 31, 2016, filed on Form 10-K on March 17, 2017.

3.	Balance Sheet Components
Inventories

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw materials	$2,327,896	$2,554,853
Work in progress	2,481,557	2,343,898
Finished goods	2,059,949	1,751,089
	$6,869,402	$6,649,840
Purchase commitments for inventory as of March 31, 2017 were $870,711.

Property and Equipment, Net

	March 31, 2017	December 31, 2016
	(Unaudited)
Leasehold Improvements	$844,360	$844,360
Machinery and equipment	1,592,473	1,560,174
Computer and office equipment	241,291	241,291
Software	326,992	326,992
Furniture and fixtures	114,564	114,564
	3,119,680	3,087,381
Less: Accumulated depreciation and amortization	(2,490,796)	(2,372,584)
	$628,884	$714,797
No capital leases were entered into during the year ended December 31, 2016 or the three month period ended March 31, 2017. Depreciation and amortization expense was $118,212 and $147,448 for the three-month periods ended March 31, 2017 and 2016, respectively.
At March 31, 2017 and December 31, 2016, substantially all of the property and equipment was located at the Company’s corporate headquarters in the United States.
Accrued Liabilities

	March 31, 2017	December 31, 2016
	(Unaudited)
Accrued payroll and related expenses	$1,592,457	$1,605,214
Accrued royalty	2,018,797	1,887,426
Accrued warranty	149,000	161,000
Accrued marketing	385,400	366,000
Accrued clinical expenses	13,500	9,500
Accrued legal	73,816	41,800
Capital lease payable, current	11,841	16,865
Deferred rent, current	38,806	34,756
Accrued other expenses	531,865	444,515
	$4,815,482	$4,567,076
Accrued Warranty
The Company regularly reviews the accrued warranty balance and updates as necessary based on sales and warranty trends. The warranty accrual as of March 31, 2017 and December 31, 2016 consisted of the following activity:

Warranty accrual, December 31, 2015	$217,000
Accruals for product warranty	342,474
Cost of warranty claims	(398,474)
Warranty accrual, December 31, 2016	$161,000
Accruals for product warranty	29,903
Cost of warranty claims	(41,903)
Warranty accrual, March 31, 2017	$149,000

4.	Fair Value of Financial Instruments

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
The fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$—	$—
Derivative liability	$—	$—	$6,000,209	$6,000,209

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$7,342	$7,342
There were no transfers between Level 1, 2 and 3 of the fair value hierarchy during the three months ended March 31, 2017 and 2016.
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
The changes in the warrant liability are summarized below:

Fair value at December 31, 2015	$499,616
Fair value of warrants issued during the year	44,663
Conversion to common stock warrants	(80,703)
Change in fair value recorded in other income (expense), net	(456,234)
Fair value at December 31, 2016	$7,342
Conversion to common stock warrants	(7,094)
Change in fair value recorded in other income (expense), net	(248)
Fair value at March 31, 2017	$—
Assumptions used in valuing the derivative liabilities are discussed in Note 8 below. The principal assumptions used, and their impact on valuations were as follows:
Valuation method - the Company net present valued the probability weighted outcomes
Conversion date - Estimated date of the occurance of each identified possible outcomes
Probability - The percentage likelihood of each of the four identified possible outcomes discussed in Note 7 below
The changes in the derivative liability are summarized below:

Fair value at December 31, 2016	$—
Fair value of derivative issued during the year	5,857,838
Change in fair value recorded in other income (expense), net	142,371
Fair value at March 31, 2017	$6,000,209

5.	Related Party Transactions
Miramar Technologies, Inc. was formed at an incubator, The Foundry, LLC, or The Foundry, a company which provides seed capital and management services to its investees. Certain employees of The Foundry serve as members of the Company’s Board of Directors (the “Board”) and own shares of our common stock. The total amount reimbursed to The Foundry for services provided as members of the Board was $0 and $16,191, for the three months ended March 31, 2017 and 2016, respectively.
In February 2008, Miramar Technologies, Inc. entered into a technology license and royalty agreement with The Foundry wherein Miramar Technologies, Inc. agreed to pay The Foundry a royalty of 1.5% of sales of the licensed products and 1.5% of the patented products, up to a maximum of $30 million. In March 2013, the total royalty percentage increased from 1.5% to 3.0% due to the issuance of a patent covering certain products of the Company. The total amount payable to The Foundry as of March 31, 2017 and December 31, 2016 was $2,020,888 and $1,887,426, respectively, which included interest accrued at the annual interest rate of the prime rate quoted by the Wall Street Journal plus 1% beginning on the first day of the calendar quarter to which such payment relates. No royalties were paid during the three months ended March 31, 2017 or in the year ended December 31, 2016.

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
No liability associated with such indemnifications has been recorded at March 31, 2017 or December 31, 2016.
Legal Claims
On July 20, 2015, a lawsuit alleging product liability, breach of warranty and negligence was filed against the Company in the Orange County Superior Court. The plaintiff alleged, among other things, that the Company was liable to plaintiff for injuries suffered due to defects in a certain miraDry device. We believe that there is no merit to the claims against the Company and the Company intends to vigorously defend the lawsuit, but the outcome of any potential litigation matter is uncertain. Management does not believe that resolution of this matter will have a material negative effect on our operating results. As of March 31, 2017 or December 31, 2016, no amounts have been accrued related to the matters as we believe the risk of material loss to be remote.
In September 2016, the Company received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. The Company is insured,with a deductible payment immaterial to our operating results, to cover such claims. The matter was settled in March 2017.
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
Operating and Capital Leases
Rent expense under the Company’s operating leases was $142,305 and $143,273 for the three-month periods ended March 31, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent payable and rent expense on a straight-line basis is recorded as deferred rent and amortized over the period of the lease.
The aggregate future minimum lease payments under all leases are as follows:

	Operating Lease	Capital Leases
Nine months ending December 31, 2017	$405,042	$11,993
Year ending December 31, 2018	568,773	—
Year ending December 31, 2019	241,592	—
Total minimum lease payments	$1,215,407	11,993
Less: Amount representing interest		(152)
Present value of minimum lease payments		11,841
Less: current portion of capital leases		(11,841)
Long term portion of capital leases		$—

7.	Notes Payable
In August 2015, the Company refinanced the outstanding balance of the $10 million loan and security agreement entered into in June 2013 (the “Loan and Security Agreement”). The new agreement provided for the issuance of secured promissory notes in the aggregate principal amount of up to $20 million to be drawn down in two additional tranches of $5 million each, subject to certain milestones. The additional two tranches of $5 million expired in April and October 2016. The refinanced $10 million promissory note accrues interest at 7.80% per annum and monthly interest payments commenced on September 1, 2015. Principal and interest payments commenced on January 1, 2017. In March 2017, the Company entered into the Third Amendment to Loan and Security Agreement granting a security interest in the Company’s intellectual property.
All borrowings under the agreement are collateralized by substantially all of the Company’s assets. There are no significant financial covenants. The agreement contains a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment of all outstanding principal and interest amounts plus a prepayment fee. Due to the subjective acceleration clause, the outstanding notes payable are classified as current in the accompanying Consolidated Balance Sheets. As of March 31, 2017, the Company was in compliance with the debt covenants.
In January 2017, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with existing investors to draw down up to $3.0 million for working capital purposes. During the quarter ended March 31, 2017, the
Company issued $2.7 million of convertible promissory notes (the “Notes”) that accrue interest at 10% per year and are due at the earliest of an event of default, liquidation or dissolution event or January 26, 2018 (the “Maturity Date”). In the event of an equity financing with an aggregate sales price of not less than $10 million prior to the Maturity Date and prior to a change of control event, the outstanding balance of each note (principal amount together with accrued but unpaid interest) will be multiplied by five (5) and automatically convert into shares of securities issued in such equity financing at the price per share paid by investors in such equity financing. In the event of an equity financing with an aggregate sales price of less than $10 million prior to the Maturity Date and prior to a change of control event, at the election of holders of the Notes holding a majority of the aggregate outstanding principal amount of the Notes, the Outstanding Balance of each Note will be multiplied by five (5) and converted into shares of securities issued in such equity financing at the price per share paid by investors in such equity financing. In the event of a change of control event and prior to repayment of the notes or conversion (i) in the case of a stock-for-stock merger, three (3) times the Outstanding Balance of each Note will automatically convert into shares of the acquiring company at the price per share as determined by (A) the ten-day average closing price of the common stock of the acquiring company if it is a public company or (B) our board of directors good faith determination of fair value, if it is a private company, or (ii) in the case of a cash-for-stock merger or sale of all or substantially all of our assets, holders of the Notes will be entitled to receive the amount of cash equal to three (3) times the Outstanding Balance. The Notes are secured by certain assets of the Company pursuant to the security agreement dated January 27, 2017 by and among us and certain investors named therein and subordinated to our obligations under the Loan and Security Agreement pursuant to the subordination agreement dated January 27, 2017 by and among us, Oxford Finance LLC and certain creditors named therein. As a result, the Notes have a second priority security interest in our assets behind the security interest held by Oxford Finance LLC and Silicon Valley Bank. The Notes are also subject to standard event of default provisions that would accelerate the Maturity Date. These conversion premiums represent an embedded derivative liability which has been bifurcated. See Note 8 for further discussion.
The Company entered into short term financing agreements for insurance premiums with nine month payment terms and interest rates ranging from 2.25% to 4.95%. The outstanding balance of the financing agreements was $17,894 at March 31, 2017 and $125,691 at December 31, 2016.
Annual future principal payments under the notes payable, which have been adjusted due to the Fourth and Fifth Amendments to the $10 million Loan and Security Agreement as discussed in Note 14 below, are as follows:

Nine months ended December 31, 2017	$4,601,296
Year ending December 31, 2018	4,034,940
Year ending December 31, 2019	3,238,883
Total payments	11,875,119
Less: Unamortized debt discount	(2,376,449)
Carrying value of notes payable	$9,498,670

8.	Derivative Liability
The Company issued the Notes as described in Note 7 above. Given the terms and structure of the Notes, management concluded that the redemption premium embedded in the Notes was a bifurcatable derivative (the “Derivative Liability”) under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging” guidance.
Management noted that there were multiple possible outcomes, all that had a fixed, determinable amount that would only vary depending upon which outcome occurred and the timing of the conversion. The Company used a valuation model that net present valued (at 10% interest rate of the Notes) the weighted average of the probability of the various outcomes to determine the value of the Derivative Liability. The board and management agreed to certain probabilities associated with each of these possible outcomes (ranging from 5% to 80%), and identified a likely date of occurrence (ranging from July 2017 to January 2018) for such possible outcomes. Based upon these factors, the Company calculated a probability weighted expected value for this financial instrument. Each outcome was evaluated based upon where the Company was at the time of the execution of the Note Purchase Agreement and as of March 31, 2017.
As of the date of the Note Purchase Agreement, the Derivative Liability, based upon the above valuation analysis, was valued at $5.9 million, and was recorded as a debt discount and a warrant liability with the value in excess of the face value of the Notes charged to interest expense. As of March 31, 2017, the Derivative Liability was valued at $6.0 million and the change in fair value of $0.1 million was charged to other income (expense), net.

9.	Common Stock
The Company’s amended Articles of Incorporation authorize the Company to issue 100,000,000 shares of $0.001 common stock. The common stockholders are entitled to elect three members to the Board. The holders of common stock are also entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board. As of March 31, 2017, no dividends have been declared to date.
At March 31, 2017, the Company had reserved common stock for future issuance as follows:

Exercise of options under stock plan	1,372,584
Options available for grant under stock plan	109,665
Exercise of common stock warrants	83,319
Common stock reserved for future issuance	1,565,568
Common stock contingently issuable upon the conversion of the Notes is not included in the above table as such amount is not determinable.

10.	Stock Warrants
Total outstanding warrants as of March 31, 2017 are as follows:

	Number of Warrants	Exercise Price	Fair Value at date of issuance
November 2010 warrants issued with Series C convertible preferred stock	12,117	$21.64	$212,409
January 2011 warrants issued with Series C convertible preferred stock	19,042	21.64	259,355
June 2013 warrants issued in conjunction with note purchase agreement	9,241	21.64	152,750
April 2014 warrants issued in conjunction with drawdown on note purchase agreement	9,242	21.64	149,250
August 2015 warrants issued with refinance of note purchase agreement	16,173	21.64	234,719
June to August 2016 warrants issued with in conjunction with merger	17,504	5.00	44,663
Total outstanding warrants	83,319
For the three month period ended March 31, 2017 and 2016, respectively, $248 and $23,878 were recorded to other income from the revaluation of the warrants to fair market value. During the three month period ended March 31, 2017, 4,488 of the outstanding warrants valued at $7,094 were reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheets. As of March 31, 2017, all outstanding warrants were classified as additional paid- capital.
The following assumptions were used in the Black-Scholes model to value the outstanding warrants:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Expected term (years)	4.31 - 4.35	4.56 - 4.60
Expected volatility	55%	55%
Risk-free interest rate	1.81% - 1.95%	1.96%
Annual dividend rate	—%	—%
Stock Price	$4.00	$4.00

11.	Stock Option Plan
The following table summarizes activity under the 2006 Stock Option Plan (the “Plan”) for the three month period ended March 31, 2017 and year ended December 31, 2016:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2015	48,560	855,904	$6.76
Additional shares reserved	599,535
Options granted	(579,460)	579,460	5.62
Options exercised		(21,750)	2.28
Options forfeited	30,119	(30,119)	6.48
Balance, December 31, 2016	98,754	1,383,495	$5.20
Options granted	(375)	375	4.00
Options forfeited	11,286	(11,286)	5.09
Balance, March 31, 2017	109,665	1,372,584	$5.21
The following table summarizes information about stock options outstanding at March 31, 2017:

	Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.3600	14,856	0.66	$1.3600	$13,965	14,856	$1.3600	$13,965
2.4400	8,501	1.05	2.4400	—	8,501	2.4400	—
4.0000	375	9.85	4.0000	—	—	4.0000	—
4.3300	29,553	2.85	4.3300	—	29,553	4.3300	—
5.0000	725,592	7.06	5.0000	—	433,762	5.0000	—
5.4800	15,650	9.65	5.4800	—	1,250	5.4800	—
5.5700	430,233	9.41	5.5700	—	116,860	5.5700	—
5.5925	112,651	9.40	5.5925	—	16,422	5.5925	—
6.3600	20,248	1.63	6.3600	—	20,248	6.3600	—
6.6300	2,109	7.30	6.6300	—	2,109	6.6300	—
7.4400	8,166	4.85	7.4400	—	8,166	7.4400	—
7.5800	1,205	8.29	7.5800	—	1,205	7.5800	—
8.6600	3,445	5.95	8.6600	—	3,445	8.6600	—
	1,372,584	7.73	$5.2100	$13,965	656,377	$5.0700	$13,965
Stock-Based Compensation Associated with Awards to Employees
During the three month period ended March 31, 2017, the Company granted stock options to employees to purchase 375 shares of common stock with a weighted-average grant date fair value of $1.58. Stock-based employee compensation expense recognized during the three-month periods ended March 31, 2017 and 2016 was $209,676 and $120,839, respectively. As of March 31, 2017, there were total unrecognized compensation costs of $1,491,347 related to stock options. These costs are expected to be recognized over a period of approximately 2.40 years.
The total fair value of employee options vested during the three-month periods ended March 31, 2017 and 2016 was $214,012 and $127,870, respectively.

The Company estimated the fair value of stock options using the Black-Scholes option valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options granted was estimated using the following weighted average assumptions:

	Three months ended March 31, 2017	Year ended December 31, 2016
Expected term (in years)	4.75 years	5.21 years
Expected volatility	44%	46%
Risk-free interest rate	1.85%	1.17% -1.69%
Dividend yield	—%	—%
Stock-Based Compensation Associated with Awards to Non-employees
The Company did not grant stock options to non-employees during the three-month period ended March 31, 2017. Stock-based compensation expense recognized during the three-month periods ended March 31, 2017 and 2016 was $32,328 and $21,927, respectively. As of March 31, 2017, there was total unrecognized compensation costs of $265,025 related to these stock options. These costs are expected to be recognized over a period of approximately 2.31 years.
The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options pricing model. The fair value of stock options granted to non-employees was estimated using the following weighted average assumptions:

	Three months ended March 31, 2017	Year ended December 31, 2016
Expected term (in years)	5.67 years	5.89 years
Expected volatility	49%	47%
Risk-free interest rate	1.43%	1.29% -1.69%
Dividend yield	—%	—%

12.	Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board. The Company accrues for a 100% match for employee contributions up to $1,000. As of March 31, 2017 and December 31, 2016, the Company had accrued $21,600 and $44,385, respectively, for employer contributions.

13.	Net Loss per Share
The Company’s basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2017	2016
Net and comprehensive loss attributable to common stockholders	$(7,260,253)	$(3,314,596)
Weighted-average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,334,857	398,541
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(8.32)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock (if converted)	—	3,611,876
Stock warrants	83,319	66,924
Options to purchase common stock	1,372,584	865,802
Common stock contingently issuable upon the conversion of the convertible notes is not included in above table as such amount is not determinable.

14.	Subsequent Events
In April 2017, the Company entered into the Fourth and Fifth Amendments (the “Amendments”) to the $10 million Loan and Security Agreement that allow for the deferment of principal payments upon the achievement of a certain milestone as set forth in the Amendments. The deferment period was extended through June 2017.
In March 2017, the board of directors approved a Key Employee Retention Plan (the “Plan”) that represents a 10% carve-off from Net Proceeds (as defined under the Plan). The purpose of the Plan is to establish a bonus pool for designated Key Employees (as defined under the Plan) payable upon the occurrence of a Change of Control (as defined under the Plan) to (i) assure that the Company will have the continued dedication and objectivity of Key Employees, notwithstanding the possibility, threat or occurrence of a Change of Control, (ii) provide Key Employees with an incentive to continue their service with the Company, or any subsidiary of the Company, prior to a Change of Control and to motivate the team to maximize the value of the Company upon a Change of Control for the benefit of its stockholders, and (iii) provide Key Employees with enhanced financial security, incentive and encouragement to remain with the Company, or any subsidiary of the Company, notwithstanding the possibility of a Change of Control.
Management has evaluated all transactions and events through May 16, 2017, the date on which these financial statements were issued, and did not note any items that would adjust the financial statements or require additional disclosures.

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
Basis of Presentation
The audited consolidated financial statements of Miramar for the fiscal years ended December 31, 2016 and 2015, (as filed on Form 10-K on March 17, 2017) and the unaudited consolidated condensed financial statements of Miramar for the three months ended March 31, 2017 and 2016, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.
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
As of March 31, 2017, we had an installed base of approximately 900 miraDry Systems worldwide and over 90,000 miraDry procedures have been performed. We generated revenues of $20.4 million for the year ended December 31, 2016, and $3.8 million for the three months ended March 31, 2017. We had net losses of 20.4 million and $7.3 million, respectively, for the same periods. The net loss for the year ended December 31, 2016 included a non-cash charge of $8.0 million for the loss associated with the debt conversion as part of the APO transaction.
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
Revenues from markets outside of North America comprised 50% of our total revenues for the year ended December 31, 2016 and 46% for the three months ended March 31, 2017. We have agreements with multiple distributors with the authorization to sell and market in over 40 international countries outside of North America in Asia-Pacific, Europe, the Middle East and South America.
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
Our business is dependent upon the success of miraDry, and we cannot guarantee that we will be successful in significantly expanding physician and patient demand for miraDry procedures. Given the limited financial resources of the company, we are prioritizing our spending in the areas of customer marketing programs and sales initiatives, to drive new systems placements and increased utilization of each installed system.
We generated revenue of $3.8 million and $4.3 million, and had net losses of $7.3 million and $3.3 million, for the three months ended March 31, 2017 and 2016, respectively.
We expect to continue to incur operating losses for the foreseeable future.

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
General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits and travel and third-party consulting, which include legal, audit, accounting and tax services. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.
Interest Income. Interest income consists primarily of interest income received on our cash and cash equivalents.
Interest Expense. Interest expense consists primarily of interest and amortization of related costs associated with the senior debt with Silicon Valley Bank Financial Group and Oxford Finance, or together, SVB/Oxford. Additionally it includes interest expense associated with financing leases for certain equipment in our business, short term financing agreements for insurance premiums, bridge loan financing and royalty payables with The Foundry. Finally, it includes non-cash interest expense associated with the bifurcation of the derivative liability related to the convertible promissory notes issued in January 2017 and related discount amortization.
Other Income, Net. Other income, net consists primarily of the re-measurement of outstanding convertible preferred stock warrants and derivative liability at each balance sheet date. Additionally, it includes gains and losses from the disposal of fixed assets and foreign currency exchange gains and losses.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenue	$3,814,867	$4,287,333
Cost of revenue	1,692,761	2,028,557
Gross margin	2,122,106	2,258,776
Operating expenses:
Research and development	752,676	921,589
Selling and marketing	3,003,655	3,023,009
General and administrative	1,540,117	1,337,996
Total operating expenses:	5,296,448	5,282,594
Loss from operations	(3,174,342)	(3,023,818)
Interest income	853	1,140
Interest expense	(3,940,855)	(315,748)
Loss on debt conversion	—	—
Other income, net	(143,434)	25,355
Loss before provision for income taxes	(7,257,778)	(3,313,071)
Provision for income taxes	(2,475)	(1,525)
Net and comprehensive loss	(7,260,253)	(3,314,596)
Accretion of redeemable convertible preferred stock	—	—
Net loss attributable to common stockholders	$(7,260,253)	$(3,314,596)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(8.32)
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three months ended March 31,
	2017	2016	Change
Capital systems	$1,475,650	$2,099,310	$(623,660)
Consumable	2,226,676	2,023,180	203,496
Other	112,541	164,843	(52,302)
Total revenue	$3,814,867	$4,287,333	$(472,466)
Total revenue during the three months ended March 31, 2017 decreased $0.5 million , respectively compared to the three months ended March 31, 2016. Sales of capital systems decreased by $0.6 million for the three months ended March 31, 2017, over the same period in the prior year. North America capital systems sales increased by $0.1 million for the three months ended March 31, 2017 as compared to the same period for 2016 as we continued to see momentum of system sales as a result of increased market awareness. Asia-Pacific capital sales decreased by $0.8 million for the three months ended March 31, 2017 as compared to the same period for 2016, primarily due to shipments to China. Sales of consumables increased by $0.2 million for the three months ended March 31, 2017 as compared to the same period for 2016, primarily due to increased utilization in North America and Europe/Middle East. Other revenue, which is primarily for extended warranty agreements and service contracts, reflected a decrease of 31.7% for the three months ended March 31, 2017 as compared to the same period for 2016, which was due to expiration of extended warranties, primarily in Asia-Pacific.

	Three months ended March 31,
	2017	2016	Change
North America	$2,076,452	$1,754,484	$321,968
Asia-Pacific	824,796	1,791,444	(966,648)
Europe/Middle East	913,619	723,333	190,286
South America	—	18,072	(18,072)
Total revenue	$3,814,867	$4,287,333	$(472,466)
Total revenue for the three months ended March 31, 2017, continued to be driven primarily from North America and Asia-Pacific which represented collectively 76% of the total revenue. North America revenue for the three months ended March 31, 2017 grew 18% as compared to the same period in 2016. Growth for each of these periods was driven by both strong new capital system placements and increased consumable utilization. Capital system sales growth was primarily attributed to both a greater number of units placed and higher average selling prices. Consumable sales growth was primarily attributed to increasing utilization being driven by increasing consumer awareness through expanded marketing efforts. Asia-Pacific revenue for the three months ended March 31, 2017 decreased 54% , as compared to the same period in 2016. The decrease was due to lower capital system sales and lower consumable sales due primarily to the change in distributors for certain countries. Europe/Middle East revenue for the three months ended March 31, 2017 increased 26% as compared to the same period in 2016, due primarily to strong consumable utilization. Revenue for the three months ended March 31, 2017 decreased 11% as compared to the same period in 2016, due to a decline in capital systems sales which was partially offset by strong consumable demand.

Cost of Revenue/Gross Margin

	Three Months Ended March 31,
	2017	2016	Change
Capital systems cost of revenue	$1,420,140	$1,713,647	$(293,507)
Consumable cost of revenue	161,304	190,083	(28,779)
Royalty	111,317	124,827	(13,510)
Total cost of revenue	$1,692,761	$2,028,557	$(335,796)
Gross margin %	55.6%	52.7%	2.9%
Gross margin percentage for the three months ended March 31, 2017 was 55.6% , reflecting an increase over the same prior year period of 2.9% . The increase in gross margin for the first quarter is primarily attributable to a higher percentage of sales of consumables worldwide, especially in North America and Europe, where we have a higher gross margin as compared to capital sales.
We currently expect that cost of revenue on current orders will show improvements from historic costs due to scaling of our operation closer to the optimal capacity of our manufacturing facility, introducing cost improvements from R&D, and increasing our production efficiencies.
Operating Expenses

	Three Months Ended March 31,
	2017	2016	Change
Research and development	752,676	921,589	$(168,913)
Selling and marketing	3,003,655	3,023,009	$(19,354)
General and administrative	1,540,117	1,337,996	$202,121
Total operating expenses	$5,296,448	$5,282,594	$13,854
Research and Development. Research and development (R&D) expenses during the three months ended March 31, 2017 totaled $0.8 million. This reflects a decrease of $0.2 million compared to the three months ended March 31, 2016. This decrease was primarily attributable to lower headcount and the associated employee related expenses, outside services and supplies due to reduced activities associated with clinical studies.

Selling and Marketing. Selling and marketing expenses during the three months ended March 31, 2017 totaled $3.0 million, which was a slight decrease compared to the three months ended March 31, 2016.  This decrease was primarily attributable to a decrease in compensation associated with lower sales and lower headcount.
General and Administrative. General and administrative expenses during the three months ended March 31, 2017 totaled $1.5 million. This represents an increase of $0.2 million, compared to the three months ended March 31, 2016. This increase was primarily due to increased outside contractor and support costs related to our alternative public offering and other public company related costs.
Interest Expense

	Three Months Ended March 31,
	2017	2016	Change
Interest expense	$3,940,855	$315,748	$3,625,107
Interest expense increased by $3.6 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to then non-cash interest expense of $3.2 million associated with the derivate liability related to the issuance of convertible promissory notes of $2.7 million in January 2017 and amortization of the related discount. Interest expense for both quarters consisted of similar amounts for bridge financing on convertible note agreements with current investors and SVB/Oxford debt.
Other Income, Net

	Three Months Ended March 31,
	2017	2016	Change
Other income (expense), net	$(143,434)	$25,355	$(168,789)
Other income (expense), net, decreased $(0.2) million during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the revaluation of the derivative liability at March 31, 2017.
Liquidity and Capital Resources
Since our inception in 2006 as a Delaware corporation, we have incurred significant net losses and negative cash flows from operations. During 2016 and the three months ended March 31, 2017, we had net losses of $20.4 million and $7.3 million, respectively. At March 31, 2017, we had an accumulated deficit of $121.1 million.
As discussed in the audit report for the year ended December 31, 2016, certain factors raise substantial doubt about our ability to continue as a going concern. Such factors continue to exist as of March 31, 2017. At March 31, 2017, we had cash and cash equivalents of $1.1 million. To date, we have financed our operations principally through private placements of our preferred stock, issuances of senior secured debt and receipts of customer deposits for new orders and payments from customers for systems and consumables sold. Through March 31, 2017, we have received proceeds of $100.5 million from the issuance of shares of our preferred and common stock.

Loan and Security Agreement
On August 7, 2015, we restructured our loan agreement from June 2014, and entered into a new loan and security agreement (the “Loan and Security Agreement”) among us, Oxford Finance LLC, as collateral agent and a lender, the other lenders from time to time a party thereto and Silicon Valley Bank. The Loan and Security Agreement provides for a $20 million secured term loan facility split into three tranches as follows: (i) $10 million in term loans (the “Term Loan A”), (ii) $5 million in term loans (the “Term Loan B”) and (iii) $5 million in term loans (the “Term Loan C”). The Term Loan A was drawn on August 7, 2015. The Term Loan B and the Term Loan C have expired.
The term loans bear interest at a fixed rate, determined on the funding date, equal to the greater of (i) 7.80% and (ii) the rate published by The Wall Street Journal as the “Prime Rate” in the United States plus 4.55%. Interest is due and payable monthly in arrears. A default interest rate shall apply during any event of default under the Loan and Security Agreement at a rate per annum equal to 5.00% above the applicable interest rate.
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
The term loans are subject to financial covenants and are collateralized by substantially all of our assets (other than our intellectual property) and limits the our ability with respect to additional indebtedness, investments or dividends, among other things, subject to customary exceptions. The Loan and Security Agreement includes customary events of default and a subjective acceleration clause. Failure to comply with the loan covenants may result in the acceleration of payment terms on all outstanding principal and interest amounts plus a prepayment fee.
In March 2017, the Company entered into the Third Amendment to Loan and Security Agreement granting a security interest in the Company’s intellectual property.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(2,809,972)	$(3,810,931)
Cash used in investing activities	(32,299)	(48,581)
Cash provided by financing activities	1,697,015	2,643,988
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
During the three months ended March 31, 2017, operating activities used $2.8 million in cash, a decrease of $1.0 million from cash used in the three months ended March 31, 2016 of $3.8 million. The decrease was primarily attributable to higher expense and accrued liabililities from prior periods.

Investing Activities
Cash used in investing activities was $32,299 and $48,581 for the three months ended March 31, 2017 and 2016, respectively. This was primarily for purchases of capital equipment used for operations and production.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2017 and 2016 was $1.7 million and $2.6 million, respectively. Cash provided by financing activities was primarily from the issuance of convertible notes which was offset by payments due under the Loan and Security Agreement in 2017.

Off-Balance Sheet Arrangements
During the three months ended March 31, 2017 and 2016 and years ended December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.
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
Derivative Liability
Derivative liability related to convertible notes are evaluated under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” The fair value of the derivative liability is measured at each period end by using the net present value of the weighted average of the probability of the various outcomes. If any of the assumptions used in the model change significantly, changes in the fair value of the derivative liability may differ materially in the future from that recorded in the current period.
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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.
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
In connection with the preparation of this Report, we carried out an evaluation, under the supervision and with the participation of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures existing as of March 31, 2017. Based on the evaluation of these disclosure controls, we concluded that our disclosure controls and procedures were not effective as of such date.
 Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2016, the Company received a demand from an attorney in Japan who represents a terminated employee claiming wrongful termination. The Company is insured,with a deductible payment immaterial to our operating results, to cover such claims. The matter was settled in March 2017.
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

Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2017, we granted stock options and stock awards to employees, directors and consultants under our 2006 Stock Plan, or the 2006 Plan, covering an aggregate of 375 shares of common stock, at a weighted average exercise price of $4.00 per share. During the three months ended March 31, 2017, we sold an aggregate of 0 shares of common stock to employees, directors and consultants upon the exercise of stock options and stock awards.
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
10.1
Third Amendment to Loan and Security Agreement dated March 7, 2017, by and among Miramar Labs, Inc., Miramar Technologies, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.
					X
10.2
Fourth Amendment to Loan and Security Agreement dated April 7, 2017, by and among Miramar Labs, Inc., Miramar Technologies, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.
					X
10.3
Default Waiver and Fifth Amendment to Loan and Security Agreement dated April 25, 2017, by and among Miramar Labs, Inc., Miramar Technologies, Inc., Oxford Finance LLC, Silicon Valley Bank and Lenders from time to time a party thereto.
					X
10.4	Key Employee Retention Plan				X
31.1	Certification of Principal Executive Officer Required under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a) and 15d-14(a).				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).				X
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

MIRAMAR LABS, INC.

Dated:	May 16, 2017	By:	/s/ R. Michael Kleine
		Name:	R. Michael Kleine
		Title:	Chief Executive Officer